Form 10-Q
period 1995-06-30
ANDOVER BANCORP INC
filed 1995-08-14
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-Q

 /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995 or
 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to
                               ------------    ------------

Commission File Number      0-16358
                       -----------------

                            ANDOVER BANCORP, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



          Delaware                                              04-2952665
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

61 Main Street, Andover, Massachusetts                             01810
--------------------------------------                      -------------------
Address of principal executive office)                           Zip Code

                                (508) 749-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes  X  No
                                     ---    ---

        The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date is:

                Class:  Common Stock, par value $0.10 per share
               Outstanding as of August 7, 1995: 4,220,971 shares

                                    ANDOVER BANCORP, INC.
                                      AND SUBSIDIARIES
                                      ----------------

                                            Index


                               PART I - FINANCIAL INFORMATION

ITEM 1        Financial Statements                                        Page
                 Consolidated Balance Sheets                                 1

                 Consolidated Statements of Operations                       2

                 Consolidated Statements of Changes in
                   Stockholders' Equity                                      3

                 Consolidated Statements of Cash Flows                       4

                 Note to Consolidated Financial
                   Statements                                                5

                 Analysis of Net Yield on Earning Assets                     6


ITEM 2        Management's Discussion and Analysis of                     7-18
                 Results of Operations and Financial Condition
                 For the Quarter Ended June 30, 1995
                 For the Six Months Ended June 30, 1995

                                PART II - OTHER INFORMATION

ITEM 1        Legal Proceedings                                             19

ITEM 2        Changes in Securities                                         19

ITEM 3        Defaults upon Senior Securities                               19

ITEM 4        Submission of Matters to a Vote of Security Holders           19

ITEM 5        Other Information                                             19

ITEM 6        Exhibits and Reports on Form 8-K                              19

Signatures                                                                  20

                                              ANDOVER BANCORP, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)
                                                                                       JUNE 30, 1995             DECEMBER 31, 1994
                                                                                       -------------             -----------------
                                                                                                   (In thousands)
                                                  ASSETS

Cash and due from banks                                                                  $   21,645                  $   18,182
Short-term investments                                                                       20,000                       5,200
                                                                                         ----------                  ----------
  Cash and cash equivalents                                                                  41,645                      23,382
                                                                                         ----------                  ----------
Assets held for sale, at market                                                               1,569                       2,507
Investment trading accounts, at market                                                       10,000                         ---
Investments available for sale (Amortized
   cost of $110,548 in 1995 and $130,011
   in 1994)                                                                                 109,449                     123,449
Investment securities (Market value
   $43,967 in 1995 and $39,504 in 1994)                                                      43,515                      40,608
Mortgage-backed securities (Market value
   $177,321 in 1995 and $171,884 in 1994)                                                   177,667                     183,428
Loans                                                                                       664,822                     645,037
Allowance for loan losses                                                                   (11,714)                    (12,343)
                                                                                         ----------                  ----------
  Net loans                                                                                 653,108                     632,694
                                                                                         ----------                  ----------

Other real estate owned, net                                                                  6,055                       8,796
Premises and equipment, net                                                                   9,587                       9,814
Accrued interest receivable                                                                   7,035                       6,947
Stock in FHLBB, at cost                                                                      12,584                      12,368
Deferred income taxes receivable                                                              2,899                       6,302
Current income taxes receivable                                                                 229                         ---
Mortgage servicing rights                                                                     5,245                       3,752
Other assets                                                                                  3,663                       4,625
                                                                                         ----------                  ----------
      Total assets                                                                       $1,084,250                  $1,058,672
                                                                                         ==========                  ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                               $  747,488                  $  727,858
  Securities sold under agreements
   to repurchase                                                                             15,704                       4,000
  Federal Home Loan Bank advances                                                           234,272                     247,185
  Mortgagors' escrow accounts                                                                 2,320                       2,243
  Income taxes payable                                                                          ---                         480
  Accrued expenses and other liabilities                                                      4,462                       4,384
                                                                                         ----------                  ----------
      Total liabilities                                                                   1,004,246                     986,150
                                                                                         ----------                  ----------
Stockholders' equity
  Serial preferred stock, $0.10 par value;
   3,000,000 shares authorized, none issued                                                     ---                         ---
  Common stock, $0.10 par value;
   15,000,000 shares authorized;
   Shares issued 5,136,768 in 1995
     and 5,126,088 in 1994, respectively                                                        514                         513
   Additional paid-in capital                                                                71,310                      71,172
   Retained earnings                                                                         22,077                      18,701
   Treasury stock, at cost (917,997 shares)                                                 (13,247)                    (13,247)
   Unrealized losses on investments
     available for sale, net                                                                   (650)                     (4,617)
                                                                                         ----------                  ----------
       Total stockholders' equity                                                            80,004                      72,522
                                                                                         ----------                  ----------
       Total liabilities and stockholders' equity                                        $1,084,250                  $1,058,672
                                                                                         ==========                  ==========

The accompanying note is an integral part of the consolidated financial statements.

                                              ANDOVER BANCORP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                               -------------------------------------
                                                            (Unaudited)


                                                      Quarters Ended       Year-to-Date
                                                          June 30,           June 30,
                                                       1995      1994     1995      1994
                                                       --------------    ---------------
                                                  (In thousands, except per share amounts)
Interest and dividend income:
  Loans                                             $13,129   $10,315  $25,839   $18,532
  Mortgage-backed securities                          3,935     3,950    7,997     7,343
  Investment securities                               1,479     1,368    3,019     2,548
  Dividends on equity securities                        289       204      523       390
  Short-term investments                                148        39      250        87
                                                    -------   -------  -------   -------
        Total interest and dividend income           18,980    15,876   37,628    28,900
                                                    -------   -------  -------   -------

Interest expense:
  Deposits                                            7,289     5,059   14,046     8,906
  Federal Home Loan Bank advances                     3,457     2,526    7,183     4,921
  Securities sold under agreements to repurchase        172       310      310       538
                                                    -------   -------  -------   -------
        Total interest expense                       10,918     7,895   21,539    14,365
                                                    -------   -------  -------   -------
        Net interest and dividend income              8,062     7,981   16,089    14,535

Provision for loan losses                               175       ---      325       ---
                                                    -------   -------  -------   -------
        Net interest and dividend income
          after provision for loan losses             7,887     7,981   15,764    14,535
                                                    -------   -------  -------   -------

Non-interest income (loss):
  Net gains (losses) from sales and
    writedowns of assets held for sale                   15        63       88      (372)
  Net gains (losses) from sales and redemptions of
    investments available for sale                  -------       (11)      73       143
  Losses on real estate operations, net                (454)     (633)  (1,036)   (1,321)
  Other income                                        1,327     1,068    2,660     1,763
                                                    -------   -------  -------   -------
        Total non-interest income                       888       487    1,785       213
                                                    -------   -------  -------   -------

Non-interest expense:
  Salaries and employee benefits                      2,435     2,449    4,815     4,381
  Office occupancy and equipment                        599       618    1,163     1,075
  Deposit insurance premiums                            426       449      852       808
  Data processing                                       279       247      597       469
  Marketing                                             214       174      392       343
  Professional fees                                     182       152      330       377
  Merger expense                                      1,000       ---    1,000       ---
  Other operating expense                               878       646    1,531     1,174
                                                    -------   -------  -------   -------
        Total non-interest expense                    6,013     4,735   10,681     8,627
                                                    -------   -------  -------   -------

        Income before income tax expense              2,762     3,733    6,868     6,121
  Income tax expense                                  1,055     1,275    2,650     2,111
                                                    -------   -------  -------   -------
        Net income                                  $ 1,707   $ 2,458  $ 4,218   $ 4,010
                                                    =======   =======  =======   =======

Average number of common shares outstanding           4,215     4,201    4,212     4,181

Net income per share                                  $0.40     $0.59    $1.00     $0.96

The accompanying note is an integral part of the consolidated financial statements.

                              ANDOVER BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Year Ended December 31, 1994 and Six Months Ended June 30, 1995
                                          (Unaudited)

                                                                         UNREALIZED
                                                                       GAINS (LOSSES)  TOTAL
                                        ADDITIONAL                     ON INVESTMENTS STOCK-
                                COMMON   PAID-IN  RETAINED   TREASURY    AVAILABLE   HOLDERS'
                                 STOCK   CAPITAL  EARNINGS    STOCK     FOR SALE(1)  EQUITY
                                ------- --------- --------   -------    -----------  ------
                                                     (In thousands)
Balance at December 31, 1993    $507    $70,370   $11,335    $(13,247)  $ 1,920     $70,885

  Net income                     ---        ---     9,043         ---       ---       9,043
  Dividends declared and
    paid ($0.40 per share)       ---        ---    (1,677)        ---       ---      (1,677)
  Stock options exercised          6        802       ---         ---       ---         808
  Change in unrealized
    gains (losses) on
    investments available
    for sale                     ---        ---       ---         ---    (6,537)     (6,537)
                                ----    -------   -------    --------   -------     -------

Balance at December 31, 1994    $513    $71,172   $18,701    $(13,247)  $(4,617)    $72,522

  Net income                     ---        ---     4,218         ---       ---       4,218
  Dividends declared and
    paid ($0.20 per share)       ---        ---      (842)        ---       ---        (842)
  Stock options exercised          1        138       ---         ---       ---         139
  Change in unrealized
    gains (losses) on
    investments available
    for sale                     ---        ---       ---         ---     3,967       3,967
                                ----    -------   -------    --------   -------     -------

Balance at June 30, 1955        $514    $71,310   $22,077    $(13,247)  $  (650)    $80,004
                                ====    =======   =======    ========   =======     =======

_______________________________________________
(1) Net of related tax effect.


The accompanying note is an integral part of the consolidated financial statements.


                    ANDOVER BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                                                         YEAR-TO-DATE
                                                                            JUNE 30,
                                                                     -------------------
                                                                     1995           1994
                                                                     ----           ----
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $  4,218      $  4,010
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                            325           ---
   Net (gains) losses on sales and provisions for
      other real estate owned                                           (31)           51
   Net gains from sales and redemptions of
     investments available for sale                                     (73)         (143)
   Net (gains) losses from sales and writedowns of
     assets held for sale                                               (88)          372
   Depreciation and amortization                                        561           400
   Amortization of fees, discounts and premiums, net                    327           557
   (Increase) decrease in:
     Assets held for sale                                             1,026        28,022
     Investment trading acounts                                     (10,000)          ---
     Accrued interest receivable                                        (88)       (1,264)
     Income taxes receivable                                          1,678          (505)
     Mortgage servicing rights                                       (1,493)          188
     Other assets                                                       962          (129)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                         77           655
     Accrued income taxes payable                                      (480)          849
     Accrued expenses and other liabilities                              78          (227)
                                                                    -------      --------
       Net cash provided (used) by operating activities              (3,001)       32,836
                                                                    -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash of acquired institution                                     ---         5,372
   Purchases of investments available for sale                          ---        (9,103)
   Purchases of investment securities and FHLB stock                 (4,166)       (8,410)
   Purchases of mortgage-backed securities                           (2,961)      (71,176)
   Proceeds from sales of investments available for sale             13,478        16,196
   Proceeds from maturities and redemptions of investments
     available for sale                                               2,072         2,128
   Proceeds from maturities and redemptions
     of investment securities                                         1,020         1,052
   Principal repayments of investments available for sale             3,824         9,238
   Principal repayments of mortgage-backed securities                 8,582        30,630
   Net increase in loans                                            (22,451)      (53,936)
   Capital expenditures on premises and equipment, net                 (334)       (1,027)
   Proceeds from disposition of other real estate owned               4,717         4,065
   Capital expenditures on other real estate owned                     (235)         (358)
                                                                   --------      --------
       Net cash provided (used) by investing activities               3,546       (75,329)
                                                                   --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                          19,630         7,409
   Net increase in securities sold
     under agreements to repurchase                                  11,704         8,556
   Proceeds from issuance of FHLB advances                           99,623       159,150
   Principal repayments of FHLB advances                           (112,536)     (128,050)
   Dividends paid                                                      (842)         (836)
   Stock options exercised                                              139           720
                                                                   --------      --------
       Net cash provided by financing activities                     17,718        46,949
                                                                   --------      --------
Net increase in cash and cash equivalents                            18,263         4,456
Cash and cash equivalents, at beginning of period                    23,382        17,136
                                                                   --------      --------
Cash and cash equivalents, at end of period                        $ 41,645      $ 21,592
                                                                   ========      ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                  $ 21,549       $14,331
         Income taxes                                                 1,434         1,765
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale                                       6,129        53,112
    Transfer of loans to other real estate owned                      1,710         2,176


The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                   -----------------------------------------

1)    BASIS OF PRESENTATION


      The unaudited consolidated financial statements of Andover Bancorp, Inc. ("Andover" or the "Company") and its subsidiaries, including its principal subsidiary, Andover Bank (the "Bank"), presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1994. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

                                              ANDOVER BANCORP, INC. AND SUBSIDIARIES
                                              ANALYSIS OF NET YIELD ON EARNING ASSETS
                                                            (Unaudited)


                                                      Quarters Ended  June 30,                         Year-to-Date June 30,
                                                      ------------------------                      --------------------------
                                                       1995                      1994                          1995
                                         --------------------------- ----------------------------   --------------------------
                                                  Interest Average            Interest  Average             Interest Average
                                         Average    Earned/  Yield/  Average    Earned/   Yield/   Average   Earned/  Yield/
                                         Balance     Paid    Rate(3) Balance     Paid     Rate(3)  Balance    Paid   Rate(3)
                                         -------  --------  -------  -------  --------  --------   -------  -------  -------
                                                                                   (Dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments              $   10,506  $   148    5.65%   $  4,744  $    39  3.30%   $    8,798  $   250   5.73%
  Investment securities (1)              110,558    1,768    6.41     102,887    1,572  6.13       112,389    3,542   6.36
  Mortgage-backed securities (1)         235,397    3,935    6.70     242,309    3,950  6.54       239,380    7,997   6.74
                                      ----------  -------            --------  -------          ----------  -------
   Total investments                     356,461    5,851    6.58     349,940    5,561  6.37       360,567   11,789   6.59
                                      ----------  -------            --------  -------          ----------  -------
  Real estate loans (1) (2)              590,085   11,564    7.86     516,118    9,113  7.08       586,975   22,645   7.78
  Consumer loans (2)                      48,625    1,106    9.12      48,692      954  7.86        50,708    2,277   9.06
  Commercial loans (2)                    17,469      459   10.54      12,716      248  7.82        16,443      917  11.25
                                      ----------  -------            --------  -------          ----------  -------
   Total loans                           656,179   13,129    8.03     577,526   10,315  7.16       654,126   25,839   7.97
                                      ----------  -------            --------  -------          ----------  -------
   Total interest-earning assets       1,012,640   18,980    7.52%    927,466   15,876  6.87%    1,014,693   37,628   7.48%
                                                  -------                      -------                      -------

Allowance for loan losses                (11,803)                     (15,531)                     (11,995)
Other real estate owned                    7,616                       12,689                        7,988
Other assets                              43,927                       41,584                       44,169
                                      ----------                     --------                   ----------
   Total assets                       $1,052,380                     $966,208                   $1,054,855
                                      ==========                     ========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                        $   62,238  $   183    1.18%   $ 62,461  $   182  1.17%   $   61,595  $   362   1.19%
  Regular savings accounts                72,654      397    2.19      83,261      401  1.93        73,492      784   2.15
  Money market deposit accounts          134,432      875    2.61     158,875      881  2.22       136,901    1,733   2.55
  Certificates of deposit                419,936    5,834    5.57     321,167    3,595  4.49       413,934   11,167   5.44
                                      ----------  -------            --------  -------          ----------  -------
   Total interest-bearing deposits       689,260    7,289    4.24     625,764    5,059  3.24       685,922   14,046   4.13
                                      ----------  -------            --------  -------          ----------  -------
Borrowed funds:
  Reverse repurchase agreements           10,915      172    6.32      29,419      310  4.23         9,947      310   6.28
  Notes payable                          221,953    3,457    6.25     189,801    2,526  5.34       231,954    7,183   6.24
                                      ----------  -------            --------  -------          ----------  -------
   Total borrowed funds                  232,868    3,629    6.25     219,220    2,836  5.19       241,901    7,493   6.25
                                      ----------  -------            --------  -------          ----------  -------
   Total interest-bearing liabilities    922,128   10,918    4.75%    844,984    7,895  3.75%      927,823   21,539   4.68%
                                                  -------                      -------                      -------
Demand deposits                           44,410                       44,050                       41,875
Other liabilities                          5,114                        5,304                        5,394
                                      ----------                     --------                   ----------
   Total liabilities                     971,652                      894,338                      975,092
Stockholders' equity                      80,728                       71,870                       79,763
                                      ----------                     --------                   ----------
   Total liabilities and stock-
      holders' equity                 $1,052,380                     $966,208                   $1,054,855
                                      ==========                     ========                   ==========

Net interest income                               $ 8,062                      $ 7,981                      $16,089
                                                  =======                      =======                      =======
Interest rate spread                                         2.77%                      3.12%                         2.80%
                                                             ====                       ====                          ====
Net yield on earning assets                                  3.12%                      3.45%                         3.20%
                                                             ====                       ====                          ====
                                              Year-to-Date June 30,
                                           --------------------------
                                                       1994
                                           --------------------------
                                                    Interest  Average
                                           Average   Earned/   Yield/
                                           Balance    Paid    Rate(3)
                                           -------  -------   -------
ASSETS
Interest-earning assets:
  Short-term investments                   $  5,180  $    87   3.39%
  Investment securities (1)                  93,583    2,938   6.33
  Mortgage-backed securities (1)            229,231    7,343   6.46
                                           --------  -------
   Total investments                        327,994   10,368   6.37
                                           --------  -------
  Real estate loans (1) (2)                 472,767   16,281   6.94
  Consumer loans (2)                         47,513    1,780   7.55
  Commercial loans (2)                       12,881      471   7.37
                                           --------  -------
   Total loans                              533,161   18,532   7.01
                                           --------  -------
   Total interest-earning assets            861,155   28,900   6.77%
                                                     -------

Allowance for loan losses                   (14,423)
Other real estate owned                      12,910
Other assets                                 40,864
                                           --------
   Total assets                            $900,506
                                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                             $ 60,722  $   353   1.17%
  Regular savings accounts                   72,950      708   1.96
  Money market deposit accounts             149,268    1,610   2.18
  Certificates of deposit                   283,331    6,235   4.44
                                           --------  -------
   Total interest-bearing deposits          566,271    8,906   3.17
                                           --------  -------
Borrowed funds:
  Reverse repurchase agreements              28,553      538   3.80
  Notes payable                             184,794    4,921   5.37
                                           --------  -------
   Total borrowed funds                     213,347    5,459   5.16
                                           --------  -------
   Total interest-bearing liabilities       779,618   14,365   3.72%
                                                     -------
Demand deposits                              44,923
Other liabilities                             5,266
                                           --------
   Total liabilities                        829,807
Stockholders' equity                         70,699
                                           --------
   Total liabilities and stock-
      holders' equity                      $900,506
                                           ========

Net interest income                                  $14,535
                                                     =======
Interest rate spread                                           3.05%
                                                               ====
Net yield on earning assets                                    3.40%
                                                               ====

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity.  The yield is calculated using interest income divided by the average balance of the amortized historical cost.
(2) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations.  However, the loan balances are included in the average amounts outstanding.
(3) Average yield/rate calculation based on an annualized basis reflecting 91 days in the second quarter and 181 days in the year-to-date period.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      FOR THE QUARTER ENDED JUNE 30, 1995
                      -----------------------------------

RESULTS OF OPERATIONS
---------------------

GENERAL. Net income amounted to $1.7 million, $0.40 per share, for the quarter ended June 30, 1995, compared to net income of $2.5 million, $0.59 per share, in the corresponding quarter of 1994.

The financial performance in the second quarter of 1995 was negatively impacted by the $1.0 million pre-tax charge related to the terminated merger with Finest Financial Corp ("Finest"). Additionally, continued interest rate compression reduced the net interest margin to 3.12% for the second quarter of 1995 as compared to 3.45% in 1994. Consequently, Andover's annualized return on average assets decreased to 0.65% for the second quarter of 1995 compared to 1.02% in the second quarter of 1994. The annualized return on average stockholders' equity decreased to 8.48% in the second quarter of 1995 from 13.72% in the second quarter of 1994.

Progress continues to be made in the area of reducing non-performing assets and related costs and the provision for other real estate owned losses. While the regional economy remains uncertain and weak, the rate of decline in commercial real estate values has shown signs of slowing. Residential real estate values appear to have stabilized in most markets and, in isolated areas, have increased slightly in value. While continued progress has been made in reducing non-performing assets, the overall high levels of non-performing assets continue to result in high levels of foregone income and other operating costs associated with holding and disposing of such assets.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $8.1 million for the second quarter of 1995 as compared to $8.0 million for the same period in 1994. This increase resulted from a rise in interest-earning assets, partially offset by a compression in the interest rate spread. Foregone income, which represents the amount of interest income earned but excluded from earnings on non-performing loans, amounted to $241,000 in the second quarter of 1995, versus $230,000 in the comparable quarter of 1994. As interest rates began to rise in 1994, the higher rates paid on deposits fueled internal growth in total assets of 9% from the second quarter of 1994 to 1995. The increasing yields earned on new loan originations, when combined with repricing loans and investments, offset by foregone interest income, resulted in a 65 basis point increase in the yield on earning assets in the second quarter of 1995 compared to the corresponding quarter of 1994. During the same period, there was a 100 basis point increase in the average rate paid on interest-bearing liabilities. This combination resulted in a reduced spread on earning assets of 2.77% for the second quarter of 1995 versus 3.12% in the comparable quarter of 1994.

PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to the statement of operations. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's estimation of the amount required to meet reasonably foreseeable loan losses in light of several factors. Among the factors management considers are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of nonaccruing loans in the various categories, current economic conditions, trends in delinquencies, the actual charge-off experience, and collateral values of the underlying security. Because the allowance for loan losses is based on various estimates, and includes a high degree of judgement, subsequent changes in the general economic prospects of the borrowers may require changes in those estimates. In addition, regulatory agencies, as an integral part of the examination process, review the Bank's allowance and may require the Bank to provide additions to the allowance based on their assessment, which may differ from management's assessment.

The provision for loan losses for the second quarter of 1995 was $175,000 versus $0 in the comparable period in 1994. There are several contributing factors that led to management's conclusion that a provision for loan losses was necessary in the second quarter of 1995. A significant factor was the level of charge-offs in the second quarter of 1995 which totalled $559,000 as compared to $617,000 in the corresponding quarter last year. Other factors relevant to assessing the allowance for loan losses were the overall risk characteristics of the loan portfolio and the level of delinquent loans. The resulting reserve coverage as a percentage of nonaccruing loans totalled 88.9% at June 30, 1995. This was a slight increase from the respective reserve coverage at the 1994 year-end. Additionally, $105,000 in interest payments applied as principal reductions on nonaccrual loans instead of being recorded as interest income and $143,000 in loan loss recoveries received during the second quarter of 1995 further contributed to management's assessment of the adequacy of the allowance for loan losses.

NON-INTEREST INCOME (LOSS). Net gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $15,000 in the second quarter of 1995, as compared to net gains of $52,000 in the second quarter of 1994.

Losses of $454,000 on real estate operations were recognized in the second quarter of 1995 as compared to $633,000 in the second quarter of 1994. A significant portion of the losses on real estate operations during the second quarters of both 1995 and 1994 were provisions for other real estate owned totalling $210,000 and $450,000, respectively. Operating costs associated with acquiring, maintaining and disposing of other real estate owned added another $594,000 to the losses on real estate operations during the second quarter of 1995, as compared to $854,000 in the second quarter of 1994. In the second quarter of both 1995 and 1994, sales of other real estate owned totalled $3.1 million.

Other income totalled $1.3 million in 1995's second quarter versus $1.1 million in 1994's comparable quarter, an increase of 24.3%. The majority of the increase was due to reduced amortization of the deferred loan premium based on slower prepayments. Net servicing income totalled $584,000 in the second quarter of 1995 as compared to $384,000 in the corresponding quarter of 1994. During the second quarter of 1995, mortgage servicing rights to $103.7 million in residential first mortgage loans were purchased. The balance of purchased mortgage loans at June 30, 1995 was approximately $237.7 million. Total loans serviced for investors totalled $662.3 million and $443.7 million, respectively, at June 30, 1995 and 1994. Additionally, there was an increase in service charge income due to a higher deposit base.

NON-INTEREST EXPENSE. Non-interest expenses increased by $1.3 million, or 27.0%, to $6.0 million in the second quarter of 1995 from the second quarter of 1994, primarily due to the pre-tax charge for the terminated merger with Finest. Salaries and employee benefits, the largest component of non-interest expense, remained flat at $2.4 million for the second quarter of 1994 and 1995. Office occupancy expenses decreased from $618,000 in the second quarter of 1994 to $599,000 for the corresponding period of 1995. This decrease reflects the costs associated with the early lease termination of a branch location in the second quarter of 1994 offset by the effects of increased investments in technology and systems and the related costs for depreciation. Deposit insurance expense decreased $23,000 or 5.1% from the second quarter of 1994 as a result of the cost savings associated with the premium paid on the insured deposit balances of the former Community Savings Bank as a result of the acquisition. Data processing expenses have increased 13.0% from $247,000 for the quarter ended June 30, 1994 to $279,000 for the second quarter of 1995 due to an increase in the number of loans and deposits. Professional fees increased 19.7% from $152,000 in the second quarter of 1994 to $182,000 in the corresponding period of 1995 as a result of increased consulting and corporate legal fees. Marketing expenses increased modestly over the comparable period of last year.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $150,000 for the second quarter of 1995. Offsetting this income tax benefit, the Company recorded an income tax expense of $1.2 million on its financial statement earnings.

FINANCIAL CONDITION
-------------------

Total assets increased to $1,084.3 million at June 30, 1995, for a rise of $25.6 million from $1,058.7 million at December 31, 1994. The rise is attributable primarily to a $20.0 million increase in total loans and a $7.9 million increase in the investment portfolio. Corresponding with the increase in total assets was an increase of $19.6 million in total deposits.


LOANS.  The following table shows the composition of the Bank's loan portfolio at the dates indicated.  The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.
                                                   6/30/95        12/31/94
                                                   -------        --------
                                                       (In thousands)
Real estate loans:
  Residential                                      $470,426       $452,708
  Commercial                                        110,624        108,725
  Construction and land                              16,955         18,021
                                                   --------       --------
    Total real estate loans                         598,005        579,454
                                                   --------       --------
Consumer                                             49,552         52,164
Commercial                                           17,265         13,419
                                                   --------       --------
    Total loans                                    $664,822       $645,037
                                                   ========       ========

Residential real estate loans increased $17.7 million from December 31, 1994 to $470.4 million at June 30, 1995. Loans held for sale decreased from $2.5 million at December 31, 1994, to $1.6 million at June 30, 1995. Residential loans closed during the first six months of 1995 totalled $40.3 million as compared to $111.3 million during the corresponding period of 1994. The loan volume in the first half of 1994 was impacted by the favorable interest rate environment in 1993 which resulted in high levels of mortgage refinances. During 1994, interest rates began to increase which significantly curtailed mortgage refinancing volume. Interest rates peaked in January, 1995, affecting both the mortgage refinance and home purchase markets. Since that time, rates have come down slightly. Consumer loans decreased during 1995 as a result of the sale of the $5.5 million student loan portfolio in the first quarter.

Commercial real estate loans increased slightly to $110.6 million at June 30, 1995 from $108.7 million at December 31, 1994, due to a modest increase in commercial originations. Outstanding commercial loans increased $3.8 million from December 31, 1994, to $17.3 million at June 30, 1995. Originations of commercial real estate, construction and land loans, and commercial loans continue to be impacted by low credit-worthy loan demand and totalled $29.0 million in the first six months of 1995 as compared to $26.2 million in the first six months of 1994.

RISK ELEMENTS. Management places loans on nonaccrual status when interest is past due 90 days or more, regardless of collateral values. All previously accrued but uncollected interest is reversed against current period interest income when a loan is placed on nonaccrual status. Loans for which payments are less than 90 days past due are placed on nonaccrual status when concern exists regarding the ultimate collectibility of the loan.

Significant progress over the past several years has been made in reducing total non-performing assets. However, Andover continues to experience a high level of non-performing assets and corresponding high levels of foregone income, provisions for loan and other real estate owned losses, loan charge-offs and other costs associated with non-performing assets. Interest income of approximately $898,000 would have been recorded in the first six months of 1995 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms. Interest income actually recognized thus far in 1995 on nonaccruing loans amounted to approximately $143,000. Additionally, another $228,000 in interest payments, which the Bank applied as a reduction of the loan balance instead of recording as interest income, were received on nonaccruing loans during the first six months of 1995.


The following table shows the composition of non-performing assets at June 30, 1995 and December 31, 1994:

                                                     6/30/95       12/31/94
                                                     -------       --------
                                                     (Dollars in thousands)
Nonaccruing loans                                    $13,179        $14,516
Restructured loans                                     2,586          2,036
                                                     -------        -------
    Total non-performing loans                        15,765         16,552
Other real estate owned                                6,055          8,796
                                                     -------        -------
    Total non-performing assets                      $21,820        $25,348
                                                     =======        =======

Total non-performing assets as a
 percentage of total assets                             2.0%           2.4%

Total non-performing assets decreased $3.5 million in the first six months of 1995, primarily due to the sale of other real estate owned. During the first six months of 1995, $1.7 million of loans were written down to their net fair value and reclassified out of loans and into other real estate owned.


The following table shows detailed activity by quarter of nonaccruing loans and other real estate owned for the quarters listed below:

                                 6/30/95     3/31/95     6/30/94      3/31/94
                                 -------     -------     -------      -------
                                               (In thousands)
Beginning balance                $21,747     $23,312     $24,978      $24,651

Additions                          2,276       2,254       3,124        2,749

Additions from acquired
  institution                        ---         ---       5,147          ---
Sales, restructurings, payments
  and other decreases             (4,164)     (2,949)     (3,303)      (1,799)

Charge-offs and valuation
  adjustments                       (625)       (870)     (2,011)        (623)
                                 -------     -------     -------      -------
Balance at end of quarter        $19,234     $21,747     $27,935      $24,978
                                 =======     =======     =======      =======

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" ("SFAS 118"). These Statements require changes in both the disclosure and impairment measurement of non-performing loans. A loan is considered impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment for all impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. These Statements also require impairment of troubled debt restructures to be measured using the premodification rate of interest.

At June 30, 1995, total impaired loans were $12.1 million, of which $3.2 million had related allowances of $.6 million and $8.9 million which did not require a related allowance. During the six months ended June 30, 1995, the average recorded value of impaired loans was $12.4 million and the related amount of interest income recognized was $197,000.


NONACCRUING LOANS. The following table shows the composition of nonaccruing loans at June 30, 1995 and December 31, 1994:

                                                          6/30/95   12/31/94
                                                          -------   --------
                                                        (Dollars in thousands)
Residential real estate                                   $ 3,476    $ 4,232
Commercial real estate                                      7,717      8,004
Construction and land                                         361        382
Commercial                                                  1,232      1,381
Consumer                                                      393        517
                                                          -------    -------
  Total loans on nonaccrual                               $13,179    $14,516
                                                          =======    =======

Allowance for loan losses                                 $11,714    $12,343
                                                          =======    =======

Allowance for loan losses as a
 percentage of nonaccruing loans                          88.9%       85.0%
Allowance for loan losses as a
 percentage of non-performing loans                       74.3%       74.6%
Allowance for loan losses as a
 percentage of total loans                                 1.8%        1.9%

During the first six months of 1995, loans on nonaccrual decreased 9.2% to $13.2 million. Included in the $13.2 million in total nonaccruing loans at June 30, 1995, $4.2 million or 31.6% are less than 90 days past due but have exhibited some other credit weakness. Of the $4.2 million in loans less than 90 days past due, approximately $1.5 million or 36.2% have had the terms or interest rate, or both, modified. Substantially all of the modified loans are performing in accordance with their modified terms.

A significant portion of the Bank's nonaccruing loans are secured by commercial real estate or multi-family dwellings located in Lawrence, Massachusetts. This city has been especially hard hit with continued declines in real estate values, increasing vacancies and rapid turnover in the multi-family investor-owned properties, which represents the majority of the Bank's collateral on troubled loans and other real estate owned properties in Lawrence. Continued deterioration in this market area will adversely impact the collectibility of certain real estate loans and will result in a continued high level of non-performing assets. At June 30, 1995, approximately $6.1 million of nonaccruing loans and $3.0 million of other real estate owned were secured by properties located in Lawrence, consisting primarily of multi-family dwellings, as compared to approximately $6.9 million and $3.4 million, respectively, at December 31, 1994. The amount of accruing loans secured by properties in Lawrence totalled approximately $52.8 million at June 30, 1995. Substantially all of these loans were secured by residential properties, the majority of which are one-to-four family dwellings.

While stabilization has appeared in certain sectors of the economy and real estate markets, if the regional economy deteriorates further, nonaccruing loans would likely increase, reversing progress made by the Bank in reducing non-performing assets over the past three years.

RESTRUCTURED LOANS. A restructured loan is one for which the Bank has modified the terms to provide a temporary reduction in the rate of interest and, in most instances, an extension of payments of principal or interest, or both, due to the deterioration in the financial position of the borrowers. Restructured loans are not returned to performing status until the obligation has performed for a reasonable period of time and the ultimate collectibility is no longer in doubt.

At June 30, 1995 and December 31, 1994, restructured loans totalled $2.6 million and $2.0 million, respectively. The weighted average interest rate on restructured loans as of June 30, 1995 was approximately 6.06%. Interest income that would have been recognized in 1995 if restructured loans had been performing in accordance with their original terms was $111,000. The actual amount of interest on these loans that was recognized in interest income in 1995 was $80,000.

OTHER REAL ESTATE OWNED.   The deterioration in the New England real estate
market and economy caused foreclosures resulting in the Bank's holding other real estate owned.


The following table shows the composition of other real estate owned at June
30, 1995 and December 31, 1994:

                                                  6/30/95      12/31/94
                                                  -------      --------
                                                      (In thousands)
Residential real estate                           $   849       $ 1,245
Commercial real estate                              1,063         3,484
Multi-family real estate                            3,154         2,405
Construction and land                               1,524         2,377
                                                  -------       -------
                                                    6,590         9,511
Valuation allowance                                  (535)         (715)
                                                  -------       -------
 Total other real estate owned                    $ 6,055       $ 8,796
                                                  =======       =======


The following table shows changes in the valuation allowance for other real estate owned for the quarters and six months ended June 30, 1995 and 1994:

                                    Quarter Ended             Year-to-Date
                                       June 30,                 June 30,
                                   ----------------         -----------------
                                   1995        1994         1995         1994
                                   ----        ----         ----         ----
                                                 (In thousands)
Balance, beginning of period       $ 634     $  985       $  715       $1,086
Provision                            210        450          420          650
Charge-offs                         (309)      (474)        (600)        (775)
                                   -----     ------       ------       ------
Balance, end of period             $ 535     $  961       $  535       $  961
                                   =====     ======       ======       ======

Properties substantively repossessed, for which the Bank has not completed legal transfer of ownership, included in the above, totalled $975,000 at June 30, 1995 and $2.3 million at December 31, 1994, respectively. All other real estate owned is carried at the lower of the loan or the estimated net fair value of the property constructively or actually received. Initial write-downs to net fair value are charged to the allowance for loan losses. Subsequent declines in fair value due to the deterioration in real estate values are charged to the valuation allowance. Losses on real estate operations totalled $1.0 million in the first six months of 1995, as compared to $1.3 million in the first six months of 1994. The addition to the valuation allowance for other real estate owned totalled $420,000 for the first six months of 1995 as compared to $650,000 in the same period in 1994. Operating costs associated with acquiring, maintaining and disposing of other real estate owned added another $1.1 million to the losses on real estate operations during the first six months of 1995, as compared to $1.3 million in the corresponding period in 1994.

During the first six months of 1995, sales of other real estate owned totalled $4.7 million, as compared to $4.1 million in the first six months of 1994. In the first six months of 1995, net gains of $451,000 on sales of other real estate owned were recognized as compared to net gains of $599,000 on sales of properties in the corresponding period in 1994. Pending sales under firm offers or purchases and sales agreements on properties with carrying values of approximately $750,000 are anticipated for the third quarter. There is no assurance such sales will take place. There were no commitments for capital expenditures on real estate acquired by foreclosure at June 30, 1995.


ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Bank's allowance for loan losses for the quarters and six months ended June 30, 1995 and 1994:

                                       Quarter Ended            Year-to-Date
                                          June 30,                 June 30,
                                      ---------------         ----------------
                                      1995       1994         1995        1994
                                      ----       ----         ----        ----
                                                  (In thousands)
Balance at beginning of period     $11,955     $13,046     $12,343     $13,392
Balance of acquired institution        ---       1,715         ---       1,715
Provision                              175         ---         325         ---

Charge-offs:
 Residential real estate              (367)       (114)       (676)       (291)
 Commercial real estate               (169)       (389)       (440)       (553)
 Construction and land                 ---         ---         (43)        ---
 Commercial                            ---        (108)        (21)       (145)
 Consumer                              (23)         (6)        (42)        (73)
                                   -------     -------     -------     -------
  Total charge-offs                   (559)       (617)     (1,222)     (1,062)
                                   -------     -------     -------     -------

Recoveries:
 Residential real estate                10           2          10           2
 Commercial real estate                 87          55         118          55
 Construction and land                  --          --           2          --
 Commercial                             35          80         122         172
 Consumer                               11           5          16          12
                                   -------     -------     -------     -------
  Total recoveries                     143         142         268         241
                                   -------     -------     -------     -------
Net charge-offs                       (416)       (475)       (954)       (821)
                                   -------     -------     -------     -------
    Balance at end of period       $11,714     $14,286     $11,714     $14,286
                                   =======     =======     =======     =======

Ratio of net charge-offs to
  average loans outstanding           0.06%       0.08%       0.15%       0.15%

Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses." Charge-offs totalled $559,000 during the second quarter of 1995 and were spread out among 25 loans; the largest charge-off during the quarter was $79,000. The charge-offs also reflect the completion of an examination by the FDIC in the first quarter of 1995.

INVESTMENTS. As of June 30, 1995, the Bank's total investment portfolio amounted to $360.6 million, an increase of $7.9 million from $352.7 million at year-end 1994. This increase resulted primarily from a $24.8 million increase in short-term investments and investment trading accounts, offset by the sale of $13.5 million in investments available for sale which resulted in a net gain of $73,000. Management evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of sales and reinvestment, if any, will be based on various factors including expectation of movements in market interest rates and loan demand. In spite of these events, it is the intent of management to grow the earning asset base through loan originations and acquisitions of investment and mortgage-backed securities while funding this growth through retail deposits, FHLB advances, and reverse repurchase agreements.


The following table presents the carrying values of the investment portfolio at June 30, 1995 and December 31, 1994:


                                                                                           6/30/95            12/31/94
                                                                                           -------            --------
                                                                                                  (In thousands)
SHORT-TERM INVESTMENTS                                                                     $ 20,000           $  5,200
                                                                                           ========           ========

INVESTMENT TRADING ACCOUNTS (MARKET VALUE)                                                 $ 10,000           $    ---
                                                                                           ========           ========

INVESTMENTS AVAILABLE FOR SALE (MARKET VALUE):
U.S. government and federal agency obligations                                             $ 43,384           $ 52,523
Other bonds and obligations                                                                   9,560             11,496
                                                                                           --------           --------
   Total bonds and obligations                                                               52,944             64,019
                                                                                           --------           --------

FHLMC participation certificates                                                              5,106              7,771
Collateralized mortgage obligations                                                          11,845             12,948
GNMA mortgage-backed securities                                                              39,554             38,711
                                                                                           --------           --------
   Total mortgage-backed securities                                                          56,505             59,430
                                                                                           --------           --------
   Total investments available for sale                                                    $109,449           $123,449
                                                                                           ========           ========

INVESTMENTS HELD TO MATURITY (AMORTIZED COST):
U.S. government and federal agency obligations                                             $ 18,197           $ 16,259
Other bonds and obligations                                                                  25,318             24,349
                                                                                           --------           --------
   Total bonds and obligations                                                               43,515             40,608
                                                                                           --------           --------

FHLMC participation certificates                                                             85,847             88,080
Collateralized mortgage obligations                                                           1,500              1,752
GNMA mortgage-backed securities                                                               4,725              4,939
FNMA pass-through certificates                                                               84,008             86,920
Other asset-backed securities                                                                 1,587              1,737
                                                                                           --------           --------
   Total mortgage-backed securities                                                         177,667            183,428
                                                                                           --------           --------
   Total investments held to maturity                                                      $221,182           $224,036
                                                                                           ========           ========

   Total investments                                                                       $360,631           $352,685
                                                                                           ========           ========


The following table presents the gross unrealized gains and losses by major categories of securities as of June 30, 1995.

                                                                                          Unrealized        Unrealized
                                                                                             Gains            Losses
                                                                                          ----------        ----------
                                                                                                   (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations                                               $   --           $  (854)
Other bonds and obligations                                                                      84               (37)
Mortgage-backed securities                                                                      336              (628)
                                                                                             ------           -------
    Total investments available for sale                                                        420            (1,519)
                                                                                             ------           -------

INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations                                               $  312           $    (6)
Other bonds and obligations                                                                     225               (79)
Mortgage-backed securities                                                                    1,093            (1,439)
                                                                                             ------           -------
    Total investments held to maturity                                                        1,630            (1,524)
                                                                                             ------           -------
    Total unrealized gains and losses                                                        $2,050           $(3,043)
                                                                                             ======           =======

At June 30, 1995, the Bank's net unrealized loss on investments available for sale, net of applicable income taxes, amounted to $650,000, a decrease of $4.0 million from $4.6 million at December 31, 1994. At June 30, 1995, the Bank's net unrealized gain on investments held to maturity totalled $106,000, a change of $12.7 million from an unrealized loss of $12.6 million at December 31, 1994. The change in the net unrealized loss on the total investment portfolio from the end of 1994 was primarily due to increasing values in mortgage-backed securities and U.S. government obligations due to a decline in market interest rates.

DEPOSITS AND BORROWED FUNDS. Total deposits increased $19.6 million from $727.9 million at December 31, 1994 to $747.5 million at June 30, 1995. This increase primarily resulted from the shift from core deposit accounts into term certificates of deposit due to various deposit promotions as well as more favorable rates earned on those term certificates.


The following table shows the composition of the Bank's deposits at June 30, 1995 and December 31, 1994:

                                                                                            6/30/95           12/31/94
                                                                                            -------           --------
                                                                                                  (In thousands)
Demand deposit accounts                                                                    $ 52,004           $ 45,968
Regular savings accounts                                                                     72,798             76,571
NOW accounts                                                                                 67,926             65,882
Money market deposit accounts                                                               132,978            143,203
Certificates of deposit                                                                     421,782            396,234
                                                                                           --------           --------
     Total deposits                                                                        $747,488           $727,858
                                                                                           ========           ========

Securities sold under agreements to repurchase increased $11.7 million from $4.0 million at December 31, 1994, to $15.7 at June 30, 1995. Federal Home Loan Bank advances decreased $12.9 million from December 31, 1994, to $234.3 million at June 30, 1995. The slight decrease in total borrowings reflects the Bank's ability to continue to attract retail deposits in a highly competitive environment.

LIQUIDITY. Liquidity refers to the ability of the Company to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from the Bank. The Bank has a diverse base of funding sources including customer deposits, borrowed funds, repayments and amortization of loans, mortgage-backed securities and investment securities. A portion of the Bank's deposits represent core deposits, which management believes are relatively insensitive to fluctuations in interest rates. Sources of borrowed funds include funds purchased from other banks, the sale of securities under repurchase agreements and borrowings from the FHLB, of which the Bank is a voluntary member. The Bank also may obtain funds from the Federal Reserve Bank of Boston by pledging certain assets.

In the second quarter of 1995, the Company paid dividends in the amount of $421,000 or $.10 per share. In July, 1995, the Company declared a dividend in the amount of $.12 per share or approximately $510,000, payable in the third quarter of 1995.

Cash flows provided by operations changed $35.8 million from the first six months of 1994 to $3.0 million used by operations in the first six months of 1995 due to a decrease in assets held for sale. Cash flows provided by investing activities increased to $3.5 million for the six months ended June 30, 1995, up from cash flows used by investing activities of $75.3 million during the equivalent period last year. This was mainly attributable to decreased principal amortization on mortgage-backed securities and fewer purchases of investments as well as a reduction in new loan volume. The Company's cash flows provided by financing activities decreased for the period ended June 30, 1995 to $17.7 million, as compared to $46.9 million in the equivalent period in 1994 due to a decrease in new FHLB advances.

At June 30, 1995, the Bank had home equity, reserve credit and commercial unused lines of credit totalling $72.2 million. Outstanding commitments to originate real estate loans totalled $28.4 million. Unadvanced portions of real estate loans amounted to $9.3 million. Standby letters of credit were $201,000. Loans sold with recourse totalled $7.2 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. Andover Bank continues to maintain a level of capital in excess of all applicable minimum regulatory requirements.


The following table presents regulatory capital ratios for Andover Bank:


                                            Minimum         Actuals
                                          Regulatory   ----------------
                                         Requirements  6/30/95 12/31/94
                                         ------------  ------- --------
Current Regulatory Requirements:
  Leverage or core capital ratio              4.0%       7.2%     6.8%
Risk-Based Capital:
  Tier 1 capital ratio                        4.0       12.9     12.2
  Total capital ratio                         8.0       14.2     13.5

At June 30, 1995, the Company's leverage or core capital ratio was 7.6% compared to 7.4% at December 31, 1994. At June 30, 1995, the Company's ratio of Tier 1 and total capital to risk-weighted assets was 13.8% and 15.0% respectively, as compared to 13.3% and 14.6% respectively, at the end of 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                     --------------------------------------

RESULTS OF OPERATIONS
---------------------

GENERAL. Net income amounted to $4.2 million, $1.00 per share, for the six months ended June 30, 1995, compared to net income of $4.0 million, $0.96 per share, in the corresponding period of 1994.

The financial performance in the first six months of 1995 was negatively impacted by the $1.0 million pre-tax charge related to the termination of the previously announced merger with Finest Financial Corp. while the acquisition of Community Savings Bank on April 1, 1994 has been beneficial to the Company in terms of increased net interest income and non-interest income. However, mitigating those affects have been high levels of non-performing assets which result in high levels of foregone income, provision for loan and other real estate owned losses and other operating costs associated with holding and disposing of other real estate owned. Included in the year-to-date 1995 results were net gains of $161,000 on sales and redemptions of loans, investments and mortgage-backed securities held for sale, available for sale and held for investment, compared to net losses of $229,000 during the corresponding period of 1994. Andover's annualized return on average assets decreased to 0.81% for the first six months of 1995 compared to 0.90% in the comparable period of 1994. The annualized return on average stockholders' equity decreased to 10.66% in the first six months of 1995 from 11.44% in the comparable period of 1994.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $16.1 million for the first six months of 1995, as compared to $14.5 million for the same period in 1994, an increase of 10.7%. The amount of interest income excluded from earnings on non-accruing loans amounted to $527,000 in the first six months of 1995 compared to $470,000 in the comparable period of 1994. Increased market interest rates resulted in a 71 basis point rise in the yield on earning assets from the first six months of 1994, to the comparable period of 1995. During this same period, the rate paid on interest-bearing liabilities increased by 96 basis points. This continued compression resulted in a reduced interest rate spread of 2.80% for the first six months of 1995 as compared to 3.05% in 1994.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the first six months of 1995 was $325,000. There was no provision for loan losses taken in 1994. Among the factors used to determine that a provision was necessary in 1995 were the level of nonaccrual loans, prior charge-offs and the collateral value of the underlying security. Net charge-offs amounted to $954,000 in the first six months of 1995 versus $821,000 in the corresponding period last year.

NON-INTEREST INCOME (LOSS).   Andover recorded gains from non-interest sources
of $1.8 million for the first six months of 1995, as compared to $213,000 in the corresponding period of 1994 primarily as a result of increased loan servicing income and service charges on deposits. Additionally, gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale, available for sale and held for investment, totalled $161,000 in 1995, as compared to losses of $229,000 in the same period of 1994.

Losses on real estate operations totalled $1.0 million during the first six months of 1995 as compared to $1.3 million in the corresponding period of 1994. The majority of the loss on real estate operations during the first six months of both 1995 and 1994 was comprised of write-downs of other real estate owned totalling $420,000 and $650,000, respectively.

Other income totalled $2.7 million in the first six months of 1995 versus $1.8 million in the first six months of 1994 due to increased excess servicing income and increased fee income on a larger deposit base.

NON-INTEREST EXPENSE. Non-interest expenses increased 23.8% to $10.7 million in the first six months of 1995 primarily due to running a larger institution. Salaries and benefits increased 9.9% to $4.8 million in 1995 due to increased personnel resulting from the Community acquisition. Office occupancy and equipment increased 8.2% to $1.2 million due to increased investments in computers and related costs for depreciation. Deposit insurance premiums increased slightly to $852,000. Data processing expenses increased 27.3% to $597,000 as a result of a higher loan and deposit base resulting from the acquisition as well as from the purchase of mortgage loan servicing. Professional fees decreased 12.5% to $330,000 as a result of increased cost control. Marketing expenses increased 14.3% to $392,000 primarily due to an increased number of discretionary promotions. Merger expenses totalled $1.0 million from the terminated merger with Finest. Other operating expenses increased $357,000 to $1.5 million primarily due to amortization of the purchased mortgage servicing rights. Additionally, general overhead expenses have increased due to operating a larger institution.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $300,000 in the first six months of 1995. Offsetting this income tax benefit, the Company recorded income tax expense of $3.0 million due to temporary differences for financial statement purposes as compared to income tax purposes.

                          PART II - OTHER INFORMATION




ITEM 1     Legal Proceedings
               Not Applicable

ITEM 2     Changes in Securities
               Not Applicable

ITEM 3     Defaults Upon Senior Securities
               Not Applicable

ITEM 4     Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Shareholders of the registrant was held on June 15, 1995. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. Other matters voted on at the meeting included approval of the Andover Bancorp, Inc. 1995 Stock Incentive Plan and ratification of KPMG Peat Marwick LLP as Andover's independent auditors. Votes were cast as follows:

             I.  Election of two Class II Directors

                 Nominee                  For                  Withheld
                 -------                  ---                  --------
                 Naomi A. Gardner      3,522,271                93,369
                 Robert J. Scribner    3,523,507                92,133

             II. Approval of the Andover Bancorp, Inc. 1995 Stock Incentive Plan

                                                                      Broker
                       For           Against          Abstain       Non Vote
                       ---           -------          -------       --------
                    2,315,530         664,473          78,027        557,609

            III. Ratification of KPMG Peat Marwick LLP as Independent Auditors

                                                                      Broker
                        For           Against          Abstain       Non Vote
                        ---           -------          -------       --------
                     3,577,764         14,467           22,480            929

ITEM 5     Other Information
               None
ITEM 6     Exhibits and Reports on Form 8-K
               (a)     Exhibits

                       None

               (b)     Reports on Form 8-K

                       None

                                   SIGNATURES
                                   ----------

Under the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ANDOVER BANCORP, INC.





August 11, 1995                                        /s/ Gerald T. Mulligan
                                                       ----------------------
                                                       Gerald T. Mulligan
                                                       President and
                                                       Chief Executive Officer





August 11, 1995                                        /s/ Joseph F. Casey
                                                       ---------------------
                                                       Joseph F. Casey
                                                       Chief Financial Officer
                                                       and Treasurer