Form 10-Q
period 1995-09-30
ANDOVER BANCORP INC
filed 1995-11-14
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995 or
                               ------------------

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                               ------------    ------------

Commission File Number    0-16358
                        -----------

                              ANDOVER BANCORP, INC.
       -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                                     04-2952665
-------------------------------                  ----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

61 Main Street, Andover, Massachusetts                    01810
--------------------------------------           ----------------------
Address of principal executive office)                   Zip Code

                                 (508) 749-2000
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                   -----      -----

     The number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date is:

                 Class: Common Stock, par value $0.10 per share
              Outstanding as of November 6, 1995: 4,228,271 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES


                                      Index


                         PART I - FINANCIAL INFORMATION


ITEM 1    Financial Statements                                                        Page
            Consolidated Balance Sheets                                                1

            Consolidated Statements of Operations                                      2

            Consolidated Statements of Changes in
              Stockholders' Equity                                                     3

            Consolidated Statements of Cash Flows                                      4

            Note to Consolidated Financial
              Statements                                                               5

            Analysis of Net Yield on Earning Assets                                    6


ITEM 2    Management's Discussion and Analysis of                                   7-18
          Results of Operations and Financial Condition
            For the Quarter Ended September 30, 1995
            For the Nine Months Ended September 30, 1995

                           PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                                           19

ITEM 2    Changes in Securities                                                       19

ITEM 3    Defaults upon Senior Securities                                             19

ITEM 4    Submission of Matters to a Vote of Security Holders                         19

ITEM 5    Other Information                                                           19

ITEM 6    Exhibits and Reports on Form 8-K                                            19

Signatures                                                                            20

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        SEPTEMBER 30, 1995   DECEMBER 31, 1994
                                                                        ------------------   -----------------
                                                                                    (In thousands)
                                     ASSETS

Cash and due from banks                                                     $   21,489           $   18,182
Short-term investments                                                          19,000                5,200
                                                                            ----------           ----------
  Cash and cash equivalents                                                     40,489               23,382
                                                                            ----------           ----------
Assets held for sale (market value $3,489
  in 1995 and $2,507 in 1994)                                                    3,485                2,507
Investments available for sale (Amortized
  cost of $93,916 in 1995 and $130,011
  in 1994)                                                                      93,123              123,449
Investment securities (Market value
  $54,891 in 1995 and $39,504 in 1994)                                          54,442               40,608
Mortgage-backed securities (Market value
  $171,135 in 1995 and $171,884 in 1994)                                       171,273              183,428
Loans                                                                          700,564              645,037
Allowance for loan losses                                                      (11,563)             (12,343)
                                                                            ----------           ----------
  Net loans                                                                    689,001              632,694
                                                                            ----------           ----------

Other real estate owned, net                                                     5,488                8,796
Premises and equipment, net                                                      9,510                9,814
Accrued interest receivable                                                      7,688                6,947
Stock in FHLBB, at cost                                                         12,649               12,368
Deferred income taxes receivable                                                 1,662                6,302
Current income taxes receivable                                                    159                  ---
Mortgage servicing rights                                                        5,249                3,752
Other assets                                                                     2,774                4,625
                                                                            ----------           ----------
      Total assets                                                          $1,096,992           $1,058,672
                                                                            ==========           ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                  $  743,636           $  727,858
  Securities sold under agreements
   to repurchase                                                                32,382                4,000
  Federal Home Loan Bank advances                                              230,890              247,185
  Mortgagors' escrow accounts                                                    3,165                2,243
  Income taxes payable                                                             ---                  480
  Accrued expenses and other liabilities                                         4,538                4,384
                                                                            ----------           ----------
      Total liabilities                                                      1,014,611              986,150
                                                                            ----------           ----------

Stockholders' equity
  Serial preferred stock, $0.10 par value;
   3,000,000 shares authorized, none issued                                        ---                  ---
  Common stock, $0.10 par value;
   15,000,000 shares authorized;
   Shares issued 5,145,568 in 1995
     and 5,126,088 in 1994, respectively                                           514                  513
   Additional paid-in capital                                                   71,393               71,172
   Retained earnings                                                            24,174               18,701
   Treasury stock, at cost (917,997 shares)                                    (13,247)             (13,247)
   Unrealized losses on investments
     available for sale, net                                                      (453)              (4,617)
                                                                            ----------           ----------
       Total stockholders' equity                                               82,381               72,522
                                                                            ----------           ----------
       Total liabilities and stockholders' equity                           $1,096,992           $1,058,672
                                                                            ==========           ==========


The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                      Quarters Ended                Year-to-Date
                                                                       September 30,                September 30,
                                                                     1995         1994            1995          1994
                                                                  --------------------         ---------------------
                                                                       (In thousands, except per share amounts)
Interest and dividend income:
  Loans                                                           $13,586      $10,970         $39,425       $29,502
  Mortgage-backed securities                                        3,816        4,173          11,813        11,516
  Investment securities                                             1,542        1,419           4,561         3,967
  Dividends on equity securities                                      228          226             751           616
  Short-term investments                                              161           56             411           143
                                                                  -------      -------         -------       -------
        Total interest and dividend income                         19,333       16,844          56,961        45,744
                                                                  -------      -------         -------       -------

Interest expense:
  Deposits                                                          7,542        5,921          21,588        14,827
  Federal Home Loan Bank advances                                   3,505        2,950          10,688         7,871
  Securities sold under agreements to repurchase                      313          256             623           794
                                                                  -------      -------         -------       -------
        Total interest expense                                     11,360        9,127          32,899        23,492
                                                                  -------      -------         -------       -------

        Net interest and dividend income                            7,973        7,717          24,062        22,252

Provision for loan losses                                             480          ---             805           ---
                                                                  -------      -------         -------       -------
        Net interest and dividend income
          after provision for loan losses                           7,493        7,717          23,257        22,252
                                                                  -------      -------         -------       -------

Non-interest income (loss):
  Net gains (losses) from sales and writedowns of
    assets held for sale and trading accounts                          (3)         (46)             85          (418)
  Net gains (losses) from sales and redemptions
    of investments available for sale                                 (52)          15              21           158
  Net gain from redemptions of investments
    held to maturity                                                    4          ---               4           ---
  Losses on real estate operations, net                              (505)        (450)         (1,541)       (1,771)
  Other income                                                      1,622        1,114           4,282         2,877
                                                                  -------      -------         -------       -------
        Total non-interest income                                   1,066          633           2,851           846
                                                                  -------      -------         -------       -------

Non-interest expense:
  Salaries and employee benefits                                    2,384        2,366           7,199         6,747
  Office occupancy and equipment                                      556          526           1,719         1,601
  Deposit insurance premiums                                          (39)         403             813         1,211
  Data processing                                                     299          287             896           756
  Marketing                                                           171          151             564           494
  Professional fees                                                   175          146             505           523
  Merger expense                                                      ---          ---           1,000           ---
  Other operating expense                                             848          547           2,379         1,721
                                                                  -------      -------         -------       -------
        Total non-interest expense                                  4,394        4,426          15,075        13,053
                                                                  -------      -------         -------       -------

        Income before income tax expense                            4,165        3,924          11,033        10,045
  Income tax expense                                                1,562        1,360           4,212         3,471
                                                                  -------      -------         -------       -------
        Net income                                                $ 2,603      $ 2,564         $ 6,821       $ 6,574
                                                                  =======      =======         =======       =======

Average number of common shares outstanding                         4,223        4,208           4,216         4,178

Net income per share                                              $  0.62      $  0.61         $  1.62       $  1.57

The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     Year Ended December 31, 1994 and Nine Months Ended September 30, 1995
                                  (Unaudited)




                                                                                            UNREALIZED
                                                                                          GAINS (LOSSES)       TOTAL
                                            ADDITIONAL                                    ON INVESTMENTS       STOCK-
                                  COMMON     PAID-IN         RETAINED        TREASURY       AVAILABLE          HOLDERS'
                                  STOCK      CAPITAL         EARNINGS         STOCK         FOR SALE(1)        EQUITY
                                  ------    ----------       --------        --------     --------------       --------
                                                                   (In thousands)
Balance at December 31, 1993       $507      $70,370         $11,335         $(13,247)       $ 1,920           $70,885

  Net income                        ---          ---           9,043              ---            ---             9,043
  Dividends declared and
    paid ($0.40 per share)          ---          ---          (1,677)             ---            ---            (1,677)
  Stock options exercised             6          802             ---              ---            ---               808
  Change in unrealized
    gains (losses) on
    investments available
    for sale                        ---          ---             ---              ---         (6,537)           (6,537)
                                   ----      -------         -------         --------        -------           -------

Balance at December 31, 1994        513       71,172          18,701          (13,247)        (4,617)           72,522

  Net income                        ---          ---           6,821              ---            ---             6,821
  Dividends declared and
    paid ($0.32 per share)          ---          ---          (1,348)             ---            ---            (1,348)
  Stock options exercised             1          221             ---              ---            ---               222
  Change in unrealized
    gains (losses) on
    investments available
    for sale                        ---          ---             ---              ---          4,164             4,164
                                   ----      -------         -------         --------        -------           -------

Balance at September 30, 1995      $514      $71,393         $24,174         $(13,247)       $  (453)          $82,381
                                   ====      =======         =======         ========        =======           =======


---------------------------------------
(1) Net of related tax effect.

The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 YEAR-TO-DATE
                                                                                 SEPTEMBER 30,
                                                                              ------------------
                                                                              1995          1994
                                                                              ----          ----
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   6,821     $   6,574
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                     805           ---
   Net (gains) losses on sales and provisions for
      other real estate owned                                                     70          (207)
   Net gains from sales and redemptions of
     investments available for sale                                              (21)         (158)
   Net gains from redemptions of investments held to maturity                     (4)          ---
   Net (gains) losses from sales and writedowns of
     assets held for sale                                                        (85)          418
   Depreciation and amortization                                                 842           637
   Amortization of fees, discounts and premiums, net                             455           846
   (Increase) decrease in:
     Assets held for sale                                                       (893)       28,994
     Accrued interest receivable                                                (741)       (1,659)
     Income taxes receivable                                                   2,876           256
     Mortgage servicing rights                                                (1,497)         (623)
     Other assets                                                              1,851          (688)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                                 922         1,103
     Accrued income taxes payable                                               (480)          (95)
     Accrued expenses and other liabilities                                      154           (27)
                                                                           ---------     ----------
       Net cash provided by operating activities                              11,075        35,371
                                                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash of acquired institution                                              ---         5,372
   Purchases of investments available for sale                                   ---        (9,103)
   Purchases of investment securities and FHLB stock                         (17,171)      (17,241)
   Purchases of mortgage-backed securities                                    (2,961)      (84,738)
   Proceeds from sales of investments available for sale                      27,370        16,713
   Proceeds from maturities and redemptions of investments
     available for sale                                                        2,572         2,898
   Proceeds from maturities and redemptions
     of investment securities                                                  3,031         1,052
   Principal repayments of investments available for sale                      5,934        13,099
   Principal repayments of mortgage-backed securities                         14,907        37,025
   Net increase in loans                                                     (59,721)      (79,013)
   Capital expenditures on premises and equipment, net                          (538)       (1,546)
   Proceeds from disposition of other real estate owned                        6,120         6,895
   Capital expenditures on other real estate owned                              (250)         (360)
                                                                           ---------     ----------
       Net cash used by investing activities                                 (20,707)     (108,947)
                                                                           ---------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                   15,778        48,213
   Net increase (decrease) in securities sold
     under agreements to repurchase                                           28,382        (6,938)
   Proceeds from issuance of FHLB advances                                   194,046       234,923
   Principal repayments of FHLB advances                                    (210,341)     (192,953)
   Dividends paid                                                             (1,348)       (1,257)
   Stock options exercised                                                       222           720
                                                                           ---------     ---------
       Net cash provided by financing activities                              26,739        82,708
                                                                           ---------     ---------
Net increase in cash and cash equivalents                                     17,107         9,132
Cash and cash equivalents, at beginning of period                             23,382        17,136
                                                                           ---------     ---------
Cash and cash equivalents, at end of period                                $  40,489     $  26,268
                                                                           =========     =========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                          $  32,933     $  23,380
         Income taxes                                                          1,799         3,393
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale                                               10,192        58,731
    Transfer of loans to other real estate owned                               2,632         3,207



The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

1)        BASIS OF PRESENTATION
          The unaudited consolidated financial statements of Andover Bancorp, Inc. ("Andover" or the "Company") and its subsidiaries, including its principal subsidiaries, Andover Bank (the "Bank") and Andover Bank NH, presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1994. Andover Bank NH, a guaranty savings bank, was incorporated under the laws of New Hampshire on September 28, 1995. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                    ANALYSIS OF NET YIELD ON EARNING ASSETS
                                  (Unaudited)


                                                                 Quarters Ended September 30,
                                                                 ----------------------------
                                                          1995                                   1994
                                           ---------------------------------      ---------------------------------
                                                        Interest     Average                   Interest     Average
                                           Average      Earned/       Yield/      Average       Earned/     Yield/
                                           Balance       Paid        Rate(3)      Balance        Paid       Rate(3)
                                           -------      --------     -------      -------      --------     -------
                                                                     (Dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments                  $   10,823     $   161      5.90%      $    5,501     $    56      4.04%

  Investment securities (1)                  115,273       1,770      6.09          107,127       1,645      6.09
  Mortgage-backed securities (1)             227,471       3,816      6.66          257,143       4,173      6.44
                                          ----------     -------                 ----------     -------
   Total investments                         352,758       5,747      6.46          369,771       5,874      6.30
                                          ----------     -------                 ----------     -------
  Real estate loans (1) (2)                  614,140      11,918      7.70          543,135       9,685      7.07
  Consumer loans (2)                          50,177       1,180      9.33           48,751       1,008      8.20
  Commercial loans (2)                        17,366         488     11.15           13,471         277      8.16
                                          ----------     -------                 ----------     -------
   Total loans                               681,683      13,586      7.91          605,357      10,970      7.19
                                          ----------     -------                 ----------     -------
   Total interest-earning assets           1,034,441      19,333      7.41%         975,128      16,844      6.85%
                                                         -------                                -------

Allowance for loan losses                    (11,550)                               (13,794)
Other real estate owned                        6,014                                 11,737
Other assets                                  44,483                                 45,831
                                          ----------                             ----------
   Total assets                           $1,074,197                             $1,018,902
                                          ==========                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                            $   61,667     $   185      1.15%      $   61,667     $   184      1.18%
  Regular savings accounts                    71,586         393      2.18           81,304         403      1.97
  Money market deposit accounts              131,070         870      2.63          154,985         931      2.38
  Certificates of deposit                    424,568       6,094      5.69          363,527       4,403      4.81
                                          ----------     -------                 ----------     -------
   Total interest-bearing deposits           690,977       7,542      4.33          661,483       5,921      3.55
                                          ----------     -------                 ----------     -------
Borrowed funds:
  Reverse repurchase agreements               20,682         313      6.00           21,723         256      4.68
  Notes payable                              226,892       3,505      6.13          213,688       2,950      5.48
                                          ----------     -------                 ----------     -------
   Total borrowed funds                      247,574       3,818      6.12          235,411       3,206      5.40
                                          ----------     -------                 ----------     -------
   Total interest-bearing liabilities        938,551      11,360      4.80%         896,894       9,127      4.04%
                                                         -------                                -------
Demand deposits                               48,648                                 41,097
Other liabilities                              5,572                                  6,342
                                          ----------                             ----------
   Total liabilities                         992,771                                944,333
Stockholders' equity                          81,426                                 74,569
                                          ----------                             ----------
   Total liabilities and stock-
      holders' equity                     $1,074,197                             $1,018,902
                                          ==========                             ==========

Net interest income                                      $ 7,973                                $ 7,717
                                                         =======                                =======
Interest rate spread                                                  2.61%                                  2.81%
                                                                      =====                                  =====
Net yield on earning assets                                           3.06%                                  3.14%
                                                                      =====                                  =====


                                                               Year-to-Date Ended September 30,
                                                               --------------------------------
                                                          1995                                   1994
                                           ---------------------------------      ---------------------------------
                                                        Interest     Average                   Interest     Average
                                           Average      Earned/       Yield/      Average       Earned/     Yield/
                                           Balance       Paid        Rate(3)      Balance        Paid       Rate(3)
                                           -------      --------     -------      -------      --------     -------
                                                                     (Dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments                  $    9,481     $   411       5.80%      $  5,288      $   143      3.62%
  Investment securities (1)                  113,361       5,312       6.27         98,147        4,583      6.24
  Mortgage-backed securities (1)             235,367      11,813       6.71        238,638       11,516      6.45
                                          ----------     -------                  --------      -------
   Total investments                         357,936      17,536       6.55        342,073       16,242      6.35
                                          ----------     -------                  --------      -------
  Real estate loans (1) (2)                  596,129      34,563       7.75        496,481       25,966      6.99
  Consumer loans (2)                          50,529       3,457       9.15         47,931        2,788      7.78
  Commercial loans (2)                        16,754       1,405      11.21         13,079          748      7.65
                                          ----------     -------                  --------      -------
   Total loans                               663,412      39,425       7.95        557,491       29,502      7.08
                                          ----------     -------                  --------      -------
   Total interest-earning assets           1,021,348      56,961       7.46%       899,564       45,744      6.80%
                                                         -------                                -------

Allowance for loan losses                    (11,845)                              (14,211)
Other real estate owned                        7,323                                12,515
Other assets                                  44,274                                42,537
                                          ----------                              --------
   Total assets                           $1,061,373                              $940,405
                                          ==========                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                            $   62,322     $   547       1.17%      $ 61,040      $   537      1.18%
  Regular savings accounts                    72,850       1,177       2.16         75,765        1,111      1.96
  Money market deposit accounts              134,936       2,603       2.58        151,195        2,541      2.25
  Certificates of deposit                    417,517      17,261       5.53        310,357       10,638      4.58
                                          ----------     -------                  --------      -------
   Total interest-bearing deposits           731,783      21,588       4.20        598,357       14,827      3.31
                                          ----------     -------                  --------      -------
Borrowed funds:
  Reverse repurchase agreements               13,565         623       6.14         26,251          794      4.04
  Notes payable                              230,248      10,688       6.21        194,532        7,871      5.41
                                          ----------     -------                  --------      -------
   Total borrowed funds                      243,813      11,311       6.20        220,783        8,665      5.25
                                          ----------     -------                  --------      -------
   Total interest-bearing liabilities        931,438      32,899       4.72%       819,140       23,492      3.83%
                                                         -------                                -------
Demand deposits                               44,158                                43,633
Other liabilities                              5,453                                 5,629
                                          ----------                              --------
   Total liabilities                         981,049                               868,402
Stockholders' equity                          80,324                                72,003
                                          ----------                              --------
   Total liabilities and stock-
      holders' equity                     $1,061,373                              $940,405
                                          ==========                              ========

Net interest income                                      $24,062                                $22,252
                                                         =======                                =======
Interest rate spread                                                   2.73%                                 2.97%
                                                                       =====                                 =====
Net yield on earning assets                                            3.15%                                 3.31%
                                                                       =====                                 =====

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield is calculated using interest income divided by the average balance of the amortized historical cost.
(2) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average amounts outstanding.
(3) Average yield/rate calculation based on an annualized basis reflecting 92 days in the third quarter and 273 days in the year-to-date period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $2.6 million, $0.62 per share, for the quarter ended September 30, 1995, compared to net income of $2.6 million, $0.61 per share, in the corresponding quarter of 1994.

Included in the financial performance for the third quarter was an FDIC premium refund of $471,000 and non-recurring gains of $309,000. The gains resulted from the sale of a non-marketable security and the sale of a former branch facility. On September 28, 1995, the Company opened its new community banking subsidiary, Andover Bank NH, in Salem, New Hampshire. This interstate expansion into southern New Hampshire was a natural move as the new bank is located within 10 miles of the Company's headquarters. Interest rate compression reduced the net interest margin to 3.06% for the third quarter of 1995 as compared to 3.14% in 1994. Andover's annualized return on average assets decreased to 0.96% for the third quarter of 1995 compared to 1.00% in the third quarter of 1994. The annualized return on average stockholders' equity decreased to 12.68% in the third quarter of 1995 from 13.64% in the third quarter of 1994.

While the regional economy remains uncertain and weak, the rate of decline in commercial real estate values has shown signs of slowing. Residential real estate values appear to have stabilized in most markets and, in isolated areas, have increased slightly in value. While reductions of non-performing assets have been made, the overall high levels of non-performing assets continue to result in high levels of foregone income, provisions for loan and other real estate owned losses and other operating costs associated with holding and disposing of such assets.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $8.0 million for the third quarter of 1995 as compared to $7.7 million for the same period in 1994. This increase resulted from a rise in interest-earning assets, partially offset by a compression in the interest rate spread. Foregone income, which represents the amount of interest income earned but excluded from earnings on non-performing loans, amounted to $179,000 in the third quarter of 1995, versus $268,000 in the comparable quarter of 1994. The yields earned on new loan originations, when combined with repricing loans and investments, offset by foregone interest income, resulted in a 56 basis point increase in the yield on earning assets in the third quarter of 1995 compared to the corresponding quarter of 1994. However, during the same period, there was a 76 basis point increase in the average rate paid on interest-bearing liabilities. This combination resulted in a reduced spread on earning assets of 2.61% for the third quarter of 1995 versus 2.81% in the comparable quarter of 1994.

PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to the statement of operations. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's estimation of the amount required to meet reasonably foreseeable loan losses in light of several factors. Among the factors management considers are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of nonaccruing loans in the various categories, current economic conditions, trends in delinquencies, actual charge-off experience, and collateral values of the underlying security. Because the allowance for loan losses is based on various estimates, and includes a high degree of judgement, subsequent changes in the general economic prospects of the borrowers may require changes in those estimates. In addition, regulatory agencies, as an integral part of the examination process, review the Bank's allowance and may require the Bank to provide additions to the allowance based on their assessment, which may differ from management's assessment.

The provision for loan losses for the third quarter of 1995 was $480,000 versus none in the comparable period in 1994. There are several contributing factors that led to management's conclusion that a provision for loan losses was necessary in the third quarter of 1995. A significant factor was the level and mix of loans and additions to non-performing loans during the third quarter of 1995. Another factor was the level of charge-offs in the third quarter of 1995 which totalled $768,000 as compared to $1.5 million in the corresponding quarter last year. Other factors relevant to assessing the allowance for loan losses were the overall risk characteristics of the loan portfolio and the level of delinquent loans. The resulting reserve coverage as a percentage of nonaccruing loans totalled 96.2% at September 30, 1995. This was an increase from the respective reserve coverage at the 1994 year-end.

NON-INTEREST INCOME. Net losses from sales and redemptions of loans and the investment portfolio, totalled $51,000 in the third quarter of 1995, as compared to net losses of $31,000 in the third quarter of 1994.

Losses of $505,000 on real estate operations were recognized in the third quarter of 1995 as compared to $450,000 in the third quarter of 1994. A significant portion of the losses on real estate operations during the third quarters of both 1995 and 1994 were operating costs associated with acquiring, maintaining and disposing of other real estate owned totalling $404,000 in 1995 as compared to $729,000 in 1994. Additionally, provisions for other real estate owned added another $160,000 and $390,000 in 1995 and 1994, respectively. In the third quarter of 1995 and 1994, sales of other real estate owned totalled $1.4 million and $2.8 million, respectively.

Other income totalled $1.6 million in 1995's third quarter versus $1.1 million in 1994's comparable quarter, an increase of $508,000. The majority of the increase was due to gains recognized on the sale of the non-marketable security and former branch facility. Additionally, net servicing income increased $235,000 to $637,000 in the third quarter of 1995 as compared to the corresponding quarter in 1994. During the third quarter of 1995, the Bank continued to purchase mortgage service rights on residential first mortgage loans. The balance of these underlying purchased mortgage loans serviced for others at September 30, 1995 was approximately $244.7 million. Total loans serviced for investors totalled $661.5 million and $471.6 million, respectively, at September 30, 1995 and 1994.

NON-INTEREST EXPENSE. Non-interest expenses decreased by $32,000, or .7%, to $4.4 million in the third quarter of 1995 from the third quarter of 1994, primarily due to the FDIC insurance premium refund totalling $471,000.
Salaries and employee benefits, the largest component of non-interest expense, remained flat at $2.4 million for the third quarter of 1994 and 1995. Office occupancy expenses increased slightly from the third quarter of 1994 to $556,000 for the corresponding period of 1995. Data processing expenses increased 4.2% from $287,000 for the quarter ended September 30, 1994 to $299,000 for the third quarter of 1995 due to an increase in the number of loans and deposits. Professional fees increased 19.9% from $146,000 in the third quarter of 1994 to $175,000 in the corresponding period of 1995 as a result of increased consulting and corporate legal fees. Marketing expenses increased over the comparable period of last year due to promotions related to the opening of the new Bank in September, 1995. Other operating expenses increased 55.0% from $547,000 in the third quarter of 1994 to $848,000 in the third quarter of 1995 primarily due to amortization and provision for purchased mortgage servicing rights in the amount of $194,000 as well as increased costs associated with running a larger institution.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $150,000 for the third quarter of 1995. Offsetting this income tax benefit, the Company recorded an income tax expense of $1.7 million on its financial statement earnings.

FINANCIAL CONDITION

Total assets increased to $1,097.0 million at September 30, 1995, for a rise of $38.3 million from $1,058.7 million at December 31, 1994. The rise is attributable primarily to a $55.5 million increase in total loans offset by a decrease of $14.8 million in the investment portfolio. Corresponding with the increase in total assets was an increase of $15.8 million in total deposits.

LOANS. The following table shows the composition of the Bank's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                 9/30/95              12/31/94
                                 -------              --------
                                        (In thousands)
Real estate loans:
  Residential                    $500,822              $452,708
  Commercial                      114,552               108,725
  Construction and land            16,653                18,021
                                 --------              --------
    Total real estate loans       632,027               579,454
                                 --------              --------
Consumer                           50,534                52,164
Commercial                         18,003                13,419
                                 --------              --------
    Total loans                  $700,564              $645,037
                                 ========              ========

Residential real estate loans increased $48.1 million from December 31, 1994 to $500.8 million at September 30, 1995. Loans held for sale increased from $2.5 million at December 31, 1994, to $3.5 million at September 30, 1995. Residential loans closed during the first nine months of 1995 totalled $93.7 million as compared to $141.9 million during the corresponding period of 1994. The loan volume in the first nine months of 1994 was impacted by the favorable interest rate environment in 1993 which resulted in high levels of mortgage refinances. During 1994, interest rates began to increase which significantly curtailed mortgage refinancing volume during the latter half of the year. Interest rates peaked in January 1995, affecting both the mortgage refinance and home purchase markets. Since that time, rates have come down slightly. During the third quarter of 1995, the Bank purchased $6.2 million in variable-rate residential loans. The decrease in consumer loans was primarily due to the sale of the $5.5 million student loan portfolio in the first quarter of 1995.

Commercial real estate loans increased to $114.6 million at September 30, 1995 from $108.7 million at December 31, 1994, due to a modest increase in commercial originations. Outstanding commercial loans increased $4.6 million from December 31, 1994, to $18.0 million at September 30, 1995. Originations of commercial real estate, construction and land loans, and commercial loans are impacted by the level of interest rates and increased competition among banks and totalled $46.2 million in the first nine months of 1995 as compared to $42.4 million in the first nine months of 1994.

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

Significant progress over the past several years has been made in reducing total non-performing assets. However, Andover continues to experience a high level of non-performing assets and corresponding high levels of foregone income, provisions for loan and other real estate owned losses, loan charge-offs and other costs associated with non-performing assets. Interest income of approximately $1.2 million would have been recorded in the first nine months of 1995 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms. Interest income actually recognized thus far in 1995 on nonaccruing loans amounted to approximately $199,000. Additionally, another $321,000 in interest payments, which the Bank applied as a reduction of the loan balance instead of recording as interest income, were received on nonaccruing loans during the first nine months of 1995.

The following table shows the composition of non-performing assets at September 30, 1995 and December 31, 1994:

                                                     9/30/95       12/31/94
                                                     -------       --------
                                                     (Dollars in thousands)
Nonaccruing loans                                    $12,015       $14,516
Restructured loans                                     5,285         2,036
                                                     -------       -------
    Total non-performing loans                        17,300        16,552
Other real estate owned                                5,488         8,796
                                                     -------       -------
    Total non-performing assets                      $22,788       $25,348
                                                     =======       =======
Total non-performing assets as a
 percentage of total assets                             2.1%          2.4%

Total non-performing assets decreased $2.6 million in the first nine months of 1995, primarily due to the sale of other real estate owned. During the first nine months of 1995, $2.6 million of loans were written down to their net fair value and transferred out of loans and into other real estate owned.

The following table shows detailed activity by quarter of nonaccruing loans and other real estate owned for the quarters listed below:

                                             9/30/95     6/30/95     3/31/95
                                             -------     -------     -------
                                                     (In thousands)
Beginning balance                            $19,234     $21,747     $23,312
Additions                                      3,236       2,276       2,254
Sales, restructurings,
  payments and other decreases                (4,281)     (4,164)     (2,949)
Charge-offs and valuation
  adjustments                                   (686)       (625)       (870)
                                             -------     -------     -------
Balance at end of quarter                    $17,503     $19,234     $21,747
                                             =======     =======     =======


                                             9/30/94     6/30/94     3/31/94
                                             -------     -------     -------
                                                     (In thousands)
Beginning balance                            $27,935     $24,978     $24,651
Additions                                      3,496       3,124       2,749
Additions from acquired institution              ---       5,147         ---
Sales, restructurings,
  payments and other decreases                (3,212)     (3,303)     (1,799)
Charge-offs and valuation
  adjustments                                 (1,886)     (2,011)       (623)
                                             -------     -------     -------
Balance at end of quarter                    $26,333     $27,935     $24,978
                                             =======     =======     =======

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure" ("SFAS 118"). These Statements required changes in both the disclosure and impairment measurement of non-performing loans. A loan is considered impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment for all impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loan. When foreclosure is probable, impairment is measured based on the fair value of the collateral. These Statements also require impairment of troubled debt restructures to be measured using the premodification rate of interest.

At September 30, 1995, total impaired loans were $11.5 million, of which $3.8 million had related allowances of $.7 million and $7.7 million which did not require a related allowance. During the nine months ended September 30, 1995, the average recorded value of impaired loans was $12.2 million and the related amount of interest income recognized was $281,000.

Nonaccruing Loans. The following table shows the composition of nonaccruing loans at September 30, 1995 and December 31, 1994:

                                              9/30/95    12/31/94
                                              -------    --------
                                             (Dollars in thousands)
Residential real estate                       $ 3,124     $ 4,232
Commercial real estate                          7,439       8,004
Construction and land                             202         382
Commercial                                        937       1,381
Consumer                                          313         517
                                              -------     -------
  Total loans on nonaccrual                   $12,015     $14,516
                                              =======     =======

Allowance for loan losses                     $11,563     $12,343
                                              =======     =======

Allowance for loan losses as a
 percentage of nonaccruing loans                96.2%       85.0%
Allowance for loan losses as a
 percentage of non-performing loans             66.8%       74.6%
Allowance for loan losses as a
 percentage of total loans                       1.7%        1.9%

During the first nine months of 1995, loans on nonaccrual decreased 17.2% to $12.0 million. Included in the $12.0 million in total nonaccruing loans at September 30, 1995, $3.2 million or 26.7% are less than 90 days past due but have exhibited some other credit weakness.

A significant portion of the Bank's nonaccruing loans are secured by commercial real estate or multi-family dwellings located in Lawrence, Massachusetts. This city has been especially hard hit with continued declines in real estate values, increasing vacancies and rapid turnover in the multi-family investor-owned properties, which represents the majority of the Bank's collateral on troubled loans and other real estate owned properties in Lawrence. Continued deterioration in this market area will adversely impact the collectibility of certain real estate loans and will result in a continued high level of non-performing assets. At September 30, 1995, approximately $6.0 million of nonaccruing loans and $3.0 million of other real estate owned were secured by properties located in Lawrence, consisting primarily of multi-family dwellings, as compared to approximately $6.9 million and $3.4 million, respectively, at December 31, 1994. The amount of accruing loans secured by properties in Lawrence totalled approximately $52.9 million at September 30, 1995. Substantially all of these loans were secured by residential properties, the majority of which are one-to-four family dwellings.

While stabilization has appeared in certain sectors of the economy and real estate markets, if the regional economy deteriorates further, nonaccruing loans would likely increase, reversing progress made by the Bank in reducing non-performing assets over the past several years.

Restructured Loans. A restructured loan is one for which the Bank has modified the terms to provide a temporary reduction in the rate of interest and, in most instances, an extension of payments of principal or interest, or both, due to the deterioration in the financial position of the borrowers. Restructured loans are not returned to performing status until the obligation has performed for a reasonable period of time at a market rate of interest and the ultimate collectibility is no longer in doubt.

At September 30, 1995 and December 31, 1994, restructured loans totalled $5.3 million and $2.0 million, respectively. The increase in restructured loans since year-end was primarily due to the transfer of $2.1 million in nonaccrual loans that had performed within their modified terms over a period of time. However, there was one loan totalling $1.5 million that was transferred from the performing loan portfolio to restructured loans in anticipation of a rate modification on other restructuring. The weighted average interest rate on restructured loans as of September 30, 1995 was approximately 6.89%. Interest income that would have been recognized in 1995 if restructured loans had been performing in accordance with their original terms was $268,000. The actual amount of interest on these loans that was recognized in interest income in 1995 was $221,000.

Other Real Estate Owned.   The deterioration in the New England real estate
market and economy caused foreclosures resulting in the Bank's holding other real estate owned.

The following table shows the composition of other real estate owned at September 30, 1995 and December 31, 1994:

                                                  9/30/95        12/31/94
                                                  -------        --------
                                                      (In thousands)
Residential real estate                           $   988         $ 1,245
Commercial real estate                                814           3,484
Multi-family real estate                            2,698           2,405
Construction and land                               1,418           2,377
                                                  -------         -------
                                                    5,918           9,511
Valuation allowance                                  (430)           (715)
                                                  -------         -------
 Total other real estate owned                    $ 5,488         $ 8,796
                                                  =======         =======

The following table shows changes in the valuation allowance for other real estate owned for the quarters and nine months ended September 30, 1995 and 1994:

                                    Quarters Ended            Year-to-Date
                                    September 30,             September 30,
                                   ----------------         -----------------
                                   1995        1994         1995         1994
                                   ----        ----         ----         ----
                                                 (In thousands)
Balance, beginning of period       $535      $  961         $715       $ 1,086
Provision                           160         390          580         1,040
Charge-offs                        (265)       (270)        (865)       (1,045)
                                   ----      ------         ----       -------
Balance, end of period             $430      $1,081         $430       $ 1,081
                                   ====      ======         ====       =======

Properties substantively repossessed, for which the Bank has not completed legal transfer of ownership but is in possession of the collateral, included in the above, totalled $565,000 at September 30, 1995 and $2.3 million at December 31, 1994, respectively. Other real estate owned is carried at the lower of the loan or the estimated net fair value of the property constructively or actually received. Initial write-downs to net fair value are charged to the allowance for loan losses. Subsequent declines in fair value due to the deterioration in real estate values are charged to the valuation allowance. Losses on real estate operations totalled $1.5 million in the first nine months of 1995, as compared to $1.8 million in the first nine months of 1994. The addition to the valuation allowance for other real estate owned totalled $580,000 for the first nine months of 1995 as compared to $1.0 million in the same period in 1994. Operating costs associated with acquiring, maintaining and disposing of other real estate owned added another $1.5 million to the losses on real estate operations during the first nine months of 1995, as compared to $2.0 million in the corresponding period in 1994.

During the first nine months of 1995, sales of other real estate owned totalled $6.1 million, as compared to $6.9 million in the first nine months of 1994. In the first nine months of 1995, net gains of $510,000 on sales of other real estate owned were recognized as compared to net gains of $1.3 million on sales of properties in the corresponding period in 1994. Pending sales under firm offers or purchases and sales agreements on properties with carrying values of approximately $1.2 million are anticipated for the fourth quarter. There is no assurance such sales will take place. There were no commitments for capital expenditures on real estate acquired by foreclosure at September 30, 1995.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Bank's allowance for loan losses for the quarters and nine months ended September 30, 1995 and 1994:

                                               Quarters Ended                     Year-to-Date
                                               September 30,                      September 30,
                                           ---------------------              ---------------------
                                           1995             1994              1995             1994
                                           ----             ----              ----             ----
                                                                (In thousands)
Balance at beginning of period            $11,714          $14,286           $12,343          $13,392
Balance of acquired institution               ---              ---               ---            1,715
Provision                                     480              ---               805              ---

Charge-offs:
 Residential real estate                     (483)            (645)           (1,159)            (935)
 Commercial real estate                      (173)            (838)             (613)          (1,391)
 Construction and land                         (9)             (16)              (52)             (16)
 Commercial                                   ---              ---               (22)            (145)
 Consumer                                    (103)             (60)             (145)            (133)
                                          -------          -------           -------          -------
  Total charge-offs                          (768)          (1,559)           (1,991)          (2,620)
                                          -------          -------           -------          -------

Recoveries:
 Residential real estate                       25                1                36                2
 Commercial real estate                        63               --               180               56
 Construction and land                         --                7                 2                7
 Commercial                                    42               64               164              235
 Consumer                                       7                6                24               18
                                          -------          -------           -------          -------
  Total recoveries                            137               78               406              318
                                          -------          -------           -------          -------
Net charge-offs                              (631)          (1,481)           (1,585)          (2,302)
                                          -------          -------           -------          -------
    Balance at end of period              $11,563          $12,805           $11,563          $12,805
                                          =======          =======           =======          =======

Ratio of annualized net
  charge-offs to average
  loans outstanding                          0.37%            0.98%             0.32%            0.55%

Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses." Charge-offs totalled $768,000 during the third quarter of 1995 and were spread out among 37 loans; the largest charge-off during the quarter was $56,000.

INVESTMENTS. As of September 30, 1995, the Bank's total investment portfolio amounted to $337.8 million, a decrease of $14.8 million from $352.7 million at year-end 1994. This decrease resulted primarily from the sale of $27.4 million in investments available for sale partially offset by an increase of $13.8 million in short-term investments. Management evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of sales and reinvestment, if any, will be based on various factors including expectation of movements in market interest rates and loan demand.
In spite of these events, it is the intent of management to grow the earning asset base primarily through loan originations and acquisitions of investment and mortgage-backed securities while funding this growth through retail deposits, FHLB advances, and reverse repurchase agreements.

The following table presents the carrying values of the investment portfolio at September 30, 1995 and December 31, 1994:

                                                                          9/30/95            12/31/94
                                                                          --------           --------
                                                                                (In thousands)
SHORT-TERM INVESTMENTS                                                    $ 19,000           $  5,200
                                                                          ========           ========

INVESTMENTS AVAILABLE FOR SALE (MARKET VALUE):
U.S. government and federal agency obligations                            $ 39,410           $ 52,523
Other bonds and obligations                                                  9,006             11,496
                                                                          --------           --------
   Total bonds and obligations                                              48,416             64,019
                                                                          --------           --------

FHLMC participation certificates                                             4,969              7,771
Collateralized mortgage obligations                                          1,217             12,948
GNMA mortgage-backed securities                                             38,521             38,711
                                                                          --------           --------
   Total mortgage-backed securities                                         44,707             59,430
                                                                          --------           --------
   Total investments available for sale                                   $ 93,123           $123,449
                                                                          ========           ========

INVESTMENTS HELD TO MATURITY (AMORTIZED COST):
U.S. government and federal agency obligations                            $ 26,058           $ 16,259
Other bonds and obligations                                                 28,384             24,349
                                                                          --------           --------
   Total bonds and obligations                                              54,442             40,608
                                                                          --------           --------

FHLMC participation certificates                                            82,016             88,080
Collateralized mortgage obligations                                          1,368              1,752
GNMA mortgage-backed securities                                              4,583              4,939
FNMA pass-through certificates                                              81,808             86,920
Other asset-backed securities                                                1,498              1,737
                                                                          --------           --------
   Total mortgage-backed securities                                        171,273            183,428
                                                                          --------           --------
   Total investments held to maturity                                     $225,715           $224,036
                                                                          ========           ========

   Total investments                                                      $337,838           $352,685
                                                                          ========           ========

The following table presents the gross unrealized gains and losses by major categories of securities as of September 30, 1995.

                                                                         Unrealized         Unrealized
                                                                           Gains              Losses
                                                                         ----------         ----------
                                                                                (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations                             $  ---            $  (766)
Other bonds and obligations                                                    58                (51)
Mortgage-backed securities                                                    308               (342)
                                                                           ------            -------
    Total investments available for sale                                      366             (1,159)
                                                                           ------            -------

INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations                             $  307            $   (19)
Other bonds and obligations                                                   238                (77)
Mortgage-backed securities                                                  1,254             (1,392)
                                                                           ------            -------
    Total investments held to maturity                                      1,799             (1,488)
                                                                           ------            -------
    Total unrealized gains and losses                                      $2,165            $(2,647)
                                                                           ======            =======

At September 30, 1995, the Bank's net unrealized loss on investments available for sale, net of applicable income taxes, amounted to $453,000, for a change of $4.1 million from a net loss of $4.6 million at December 31, 1994. At September 30, 1995, the Bank's net unrealized gain on investments held to maturity totalled $311,000, a change of $12.9 million from an unrealized loss of $12.6 million at December 31, 1994. The change in the net unrealized loss on the total investment portfolio from the end of 1994 was primarily due to increasing values in mortgage-backed securities and U.S. government obligations due to a decline in market interest rates.

DEPOSITS AND BORROWED FUNDS. Total deposits increased $15.7 million from $727.9 million at December 31, 1994 to $743.6 million at September 30, 1995. This increase primarily resulted from the shift from core deposit accounts into term certificates of deposit due to various deposit promotions as well as more favorable rates earned on those term certificates.

The following table shows the composition of the Bank's deposits at September 30, 1995 and December 31, 1994:

                                                                          9/30/95            12/31/94
                                                                          -------            --------
                                                                                 (In thousands)
Demand deposit accounts                                                   $ 50,308           $ 45,968
Regular savings accounts                                                    69,725             76,571
NOW accounts                                                                69,528             65,882
Money market deposit accounts                                              130,233            143,203
Certificates of deposit                                                    423,842            396,234
                                                                          --------           --------
     Total deposits                                                       $743,636           $727,858
                                                                          ========           ========

Securities sold under agreements to repurchase increased $28.4 million from $4.0 million at December 31, 1994, to $32.4 at September 30, 1995. Federal Home Loan Bank advances decreased $16.3 million from December 31, 1994, to $230.9 million at September 30, 1995. The increase in total borrowings reflects the Bank's need to fund the increase in total assets.

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

In the third quarter of 1995, the Company paid dividends in the amount of $506,000 or $0.12 per share and the Bank paid a dividend to the Company in the amount of $1.5 million. In October, 1995, the Company declared a dividend in the amount of $0.12 per share or approximately $507,000, payable in the fourth quarter of 1995.

Cash flows provided by operations decreased $24.3 million from the first nine months of 1994 to $11.1 million in the first nine months of 1995 due to a decrease in assets held for sale. Cash flows used by investing activities totalled $20.7 million for the nine months ended September 30, 1995, down from cash flows used by investing activities of $108.9 million during the equivalent period last year. This was mainly attributable to fewer purchases of mortgage-backed securities as well as reduced principal repayments on those securities and a reduction in new loan volume. The Company's cash flows provided by financing activities decreased for the period ended September 30, 1995 to $26.7 million, as compared to $82.7 million in the equivalent period in 1994 due to a decrease in new FHLB advances and a reduction in the growth of total deposits.

At September 30, 1995, home equity, reserve credit and commercial unused lines of credit totalled $76.5 million. Outstanding commitments to originate real estate loans totalled $23.1 million. Unadvanced portions of real estate loans amounted to $10.1 million. Standby letters of credit were $494,000. Loans sold with recourse totalled $6.8 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. Andover Bank and Andover Bank NH continues to maintain a level of capital in excess of all applicable minimum regulatory requirements.

The following table presents regulatory capital ratios for Andover Bank:


                                            Minimum        Actuals
                                          Regulatory   -----------------
                                         Requirements  9/30/95  12/31/94
                                         ------------  -------  --------
Current Regulatory Requirements:
  Leverage or core capital ratio              4.0%       7.2%      6.8%
Risk-Based Capital:
  Tier 1 capital ratio                        4.0       12.7      12.2
  Total capital ratio                         8.0       13.9      13.5

At September 30, 1995, the Company's leverage or core capital ratio was 7.7% compared to 7.4% at December 31, 1994. At September 30, 1995, the Company's ratio of Tier 1 and total capital to risk-weighted assets was 13.6% and 14.9% respectively, as compared to 13.3% and 14.6% respectively, at the end of 1994. Andover Bank NH maintained regulatory capital ratios of 85.6% for leverage and 196.6% for both the Tier 1 and total capital ratios as of September 30, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $6.8 million, $1.62 per share, for the nine months ended September 30, 1995, compared to net income of $6.6 million, $1.57 per share, in the corresponding period of 1994.

The financial performance in the first nine months of 1995 was negatively impacted by a $1.0 million pre-tax charge taken in the second quarter related to the termination of the previously announced merger with Finest Financial Corp. Additionally, the Company expanded its franchise with the opening of a new community banking subsidiary, Andover Bank NH, in Salem, New Hampshire in September, 1995. The acquisition of Community Savings Bank on April 1, 1994 has been beneficial to the Company in terms of increased net interest income and non-interest income. However, mitigating those affects have been high levels of non-performing assets which result in high levels of foregone income, provision for loan and other real estate owned losses and other operating costs associated with holding and disposing of other real estate owned. Included in the year-to-date 1995 results were net gains of $110,000 on sales and redemptions of loans and the investment portfolio, compared to net losses of $260,000 during the corresponding period of 1994. Andover's annualized return on average assets decreased to 0.86% for the first nine months of 1995 compared to 0.93% in the comparable period of 1994. The annualized return on average stockholders' equity decreased to 11.35% in the first nine months of 1995 from 12.21% in the comparable period of 1994.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $24.1 million for the first nine months of 1995, as compared to $22.3 million for the same period in 1994, an increase of 8.1%. The amount of interest income excluded from earnings on non-accruing loans amounted to $706,000 in the first nine months of 1995 compared to $738,000 in the comparable period of 1994. Increased market interest rates resulted in a 66 basis point rise in the yield on earning assets from the first nine months of 1994 to the comparable period of 1995. During this same period, the rate paid on interest-bearing liabilities increased by 89 basis points. This continued compression resulted in a reduced interest rate spread of 2.73% for the first nine months of 1995 as compared to 2.97% in 1994.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the first nine months of 1995 was $805,000. There was no provision for loan losses taken in 1994. Among the factors used to determine that a provision was necessary in 1995 were the level of nonaccrual and restructured loans, delinquencies, prior charge-offs and the collateral value of the underlying security. Net charge-offs amounted to $1.6 million in the first nine months of 1995 versus $2.3 million in the corresponding period last year.

NON-INTEREST INCOME.   Andover recorded gains from non-interest sources of $2.9
million for the first nine months of 1995, as compared to $846,000 in the corresponding period of 1994 primarily as a result of increased loan servicing income and non-recurring gains of $384,000. Additionally, gains from sales and redemptions of loans, and the investment portfolio, totalled $110,000 in 1995, as compared to losses of $260,000 in the same period of 1994.

Losses on real estate operations totalled $1.5 million during the first nine months of 1995 as compared to $1.8 million in the corresponding period of 1994. A large component of the loss on real estate operations during the first nine months of both 1995 and 1994 was comprised of write- downs of other real estate owned totalling $580,000 and $1.0 million, respectively.

Other income totalled $4.3 million in the first nine months of 1995 versus $2.9 million in the first nine months of 1994 due to increased loan servicing income and reduced amortization of the deferred loan premium, increased fee income on a larger deposit and loan base, and non-recurring gains on the sale of a non-marketable security, former branch facility and the student loan portfolio.

NON-INTEREST EXPENSE. Non-interest expenses increased 15.5% to $15.1 million in the first nine months of 1995 primarily due to the $1.0 million pre-tax charge for the terminated merger with Finest as well as the cost of running a larger institution. Salaries and benefits increased 6.7% to $7.2 million in 1995 due to increased personnel resulting from the Community acquisition as well as merit increases. Office occupancy and equipment increased 7.4% to $1.7 million due to increased investments in computers and related costs for depreciation. Deposit insurance premiums decreased to $813,000 due to the FDIC premium refund totalling $471,000 in the third quarter of 1995. Data processing expenses increased 18.5% to $896,000 as a result of a higher loan and deposit base resulting from the acquisition as well as from the purchase of mortgage loan servicing. Professional fees decreased slightly to $505,000 as a result of increased cost control. Marketing expenses increased 14.2% to $564,000 primarily due to an increased number of discretionary promotions and the opening of the Salem, New Hampshire banking subsidiary. Other operating expenses increased 38.2% to $2.4 million primarily due to amortization of the purchased mortgage servicing rights. Additionally, general overhead expenses have increased due to operating a larger institution.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $450,000 in the first nine months of 1995. Offsetting this income tax benefit, the Company recorded an income tax expense of $4.7 million on its financial statement earnings.

                          PART II - OTHER INFORMATION



ITEM 1         Legal Proceedings
                   Not Applicable

ITEM 2         Changes in Securities
                   Not Applicable

ITEM 3         Defaults Upon Senior Securities
                   Not Applicable

ITEM 4         Submission of Matters to a Vote of Security Holders

               None

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


                                          ANDOVER BANCORP, INC.





November 13, 1995                         /s/Gerald T. Mulligan
                                          ---------------------
                                          President and
                                          Chief Executive Officer





November 13, 1995                         /s/Joseph F. Casey
                                          ------------------
                                          Chief Financial Officer
                                          and Treasurer