Form 10-Q
period 1996-03-31
ANDOVER BANCORP INC
filed 1996-05-14
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------

                                   FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act Exchange Act of 1934

For the quarterly period ended March 31, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Act Exchange Act of 1934

For the transition period from _______________ to _____________

Commission File Number  0-16358


                             ANDOVER BANCORP, INC.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                                     04-2952665
- ----------------------------------            -------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

61 Main Street, Andover, Massachusetts                    01810
- ----------------------------------------      -------------------------------
(Address of principal executive office)                  Zip Code

                                 (508) 749-2000
           ----------------------------------------------------------
             (Registrant's telephone number, including area code)


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

             Class:  Common Stock, par value $0.10 per share
             Outstanding as of May 3, 1996: 4,245,671 shares

                          ANDOVER BANCORP, INC.
                             AND SUBSIDIARIES

                                  Index


                      PART I - FINANCIAL INFORMATION


                                                                     Page
                                                                     ----
ITEM 1   Financial Statements

           Consolidated Balance Sheets                                1

           Consolidated Statements of Operations                      2

           Consolidated Statements of Changes in
             Stockholders' Equity                                     3

           Consolidated Statements of Cash Flows                      4

           Notes to Consolidated Financial
             Statements                                               5

           Analysis of Net Yield on Earning Assets                    6


ITEM 2   Management's Discussion and Analysis of                   7-15
         Results of Operations and Financial Condition
         For the Quarter Ended March 31, 1996

                       PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                           16

ITEM 2   Changes in Securities                                       16

ITEM 3   Defaults upon Senior Securities                             16

ITEM 4   Submission of Matters to a Vote of Security Holders         16

ITEM 5   Other Information                                           16

ITEM 6   Exhibits and Reports on Form 8-K                            16

Signatures                                                           17


                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                    March 31, 1996       December 31, 1995
                                                    --------------       -----------------
                                                            (In thousands)
                                  ASSETS

Cash and due from banks                               $   18,536             $  19,236
Short-term investments                                    11,000                 9,000
                                                      ----------            ----------
  Cash and cash equivalents                               29,536                28,236
                                                      ----------            ----------
Assets held for sale (Market value $7,393
   in 1996 and $5,163 in 1995)                             7,393                 5,162
Investments available for sale (Amortized
   cost of $127,814 in 1996 and $108,643
   in 1995)                                              126,827               108,969
Investments held to maturity (Market value
   $159,850 in 1996 and $169,761 in 1995)                160,214               167,263
Loans                                                    784,297               768,598
Allowance for loan losses                                (11,568)              (11,665)
                                                      ----------            ----------
  Net loans                                              772,729               756,933
                                                      ----------            ----------
Other real estate owned, net                               3,328                 4,158
Premises and equipment, net                                9,557                 9,537
Accrued interest receivable                                7,743                 7,164
Stock in FHLBB, at cost                                   13,171                13,171
Deferred income taxes receivable                           1,080                   830
Mortgage servicing assets                                  6,480                 6,609
Other assets                                               3,752                 2,815
                                                      ----------            ----------
      Total assets                                    $1,141,810            $1,110,847
                                                      ==========            ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                            $  763,366            $  743,205
  Securities sold under agreements
   to repurchase                                          36,499                 9,212
  Federal Home Loan Bank advances                        246,376               263,414
  Mortgagors' escrow accounts                              2,746                 3,526
  Income taxes payable                                     2,081                 1,389
  Accrued expenses and other liabilities                   4,030                 4,936
                                                      ----------            ----------
      Total liabilities                                1,055,098             1,025,682
                                                      ----------            ----------
Stockholders' equity
  Serial preferred stock, $0.10 par value;
   3,000,000 shares authorized, none issued                  ---                   ---
  Common stock, $0.10 par value;
   15,000,000 shares authorized;
   Shares issued 5,154,968 in 1996 and 1995                  515                   515
   Additional paid-in capital                             71,539                71,515
   Retained earnings                                      28,407                26,183
   Treasury stock, at cost (912,097 shares
     in 1996 and 917,997 shares in 1995)                 (13,162)              (13,247)
   Unrealized gains (losses) on investments
     available for sale, net                                (587)                  199
                                                      ----------            ----------
       Total stockholders' equity                         86,712                85,165
                                                      ----------            ----------
       Total liabilities and stockholders' equity     $1,141,810            $1,110,847
                                                      ==========            ==========

                The accompanying note is an integral part of the
                       consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Quarters Ended
                                                                March 31,
                                                         -----------------------
                                                         1996               1995
                                                         ----               ----
                                             (In thousands, except per share amounts)
Interest and dividend income:
  Loans                                                $15,340            $12,710
  Mortgage-backed securities                             3,297              4,062
  Investment securities                                  1,316              1,774
  Short-term investments                                   117                102
                                                       -------            -------
        Total interest and dividend income              20,070             18,648
                                                       -------            -------
Interest expense:
  Deposits                                               7,613              6,757
  Federal Home Loan Bank advances                        3,734              3,726
  Securities sold under agreements to repurchase           239                138
                                                       -------            -------
        Total interest expense                          11,586             10,621
                                                       -------            -------
        Net interest and dividend income                 8,484              8,027

Provision for loan losses                                  395                150
                                                       -------            -------
        Net interest and dividend income
          after provision for loan losses                8,089              7,877
                                                       -------            -------
Non-interest income:
  Net gains from sales and
    redemptions of assets held for sale                     54                 73
  Net gains from sales and redemptions
    of investments available for sale                       92                 73
  Losses on real estate operations, net                   (477)              (582)
  Mortgage banking income                                  672                538
  Other income                                             680                795
                                                       -------            -------
        Total non-interest income                        1,021                897
                                                       -------            -------
Non-interest expense:
  Salaries and employee benefits                         2,486              2,380
  Office occupancy and equipment                           681                564
  Data processing                                          386                318
  Mortgage banking expense                                 276                111
  Marketing                                                216                179
  Professional fees                                        187                148
  Deposit insurance premiums                                 3                426
  Other operating expense                                  567                542
                                                       -------            -------
        Total non-interest expense                       4,802              4,668
                                                       -------            -------
        Income before income tax expense                 4,308              4,106
Income tax expense                                       1,576              1,595
                                                       -------            -------
        Net income                                     $ 2,732            $ 2,511
                                                       =======            =======
Average number of common shares outstanding              4,239              4,209

Net income per share                                     $0.64              $0.60
                                                         =====              =====

                The accompanying note is an integral part of the
                       consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       Year Ended December 31, 1995 and Three Months Ended March 31, 1996
                                  (Unaudited)

                                                                                          UNREALIZED
                                                                                        GAINS (LOSSES)   TOTAL
                                            ADDITIONAL                                  ON INVESTMENTS   STOCK-
                                 COMMON       PAID-IN      RETAINED      TREASURY          AVAILABLE    HOLDERS'
                                  STOCK       CAPITAL      EARNINGS        STOCK          FOR SALE(1)    EQUITY
                                 ------     ----------     --------      --------       --------------  --------
                                                                   (In thousands)
Balance at December 31, 1994      $513        $71,172       $18,701       $(13,247)       $(4,617)       $72,522

  Net income                       ---            ---         9,338            ---            ---          9,338
  Dividends declared and
    paid ($0.44 per share)         ---            ---        (1,856)           ---            ---         (1,856)
  Stock options exercised            2            343           ---            ---            ---            345
  Change in unrealized
    gains (losses) on
    investments available
    for sale                       ---            ---           ---            ---          4,816          4,816
                                  ----        -------       -------       --------        -------        -------
Balance at December 31, 1995       515         71,515        26,183        (13,247)           199         85,165

  Net income                       ---            ---         2,732            ---            ---          2,732
  Dividends declared and
    paid ($0.12 per share)         ---            ---          (508)           ---            ---           (508)
  Stock options exercised          ---             24           ---             85            ---            109
  Change in unrealized
    gains (losses) on
    investments available
    for sale                       ---            ---           ---            ---           (786)          (786)
                                  ----        -------       -------       --------        -------        -------
Balance at March 31, 1996         $515        $71,539       $28,407       $(13,162)       $  (587)       $86,712
                                  ====        =======       =======       ========        =======        =======

- -----------------

(1) Net of related tax effect.

                The accompanying note is an integral part of the
                       consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                    Year-to-Date
                                                                      March 31,
                                                                 ------------------
                                                                 1996          1995
                                                                 ----          ----
                                                                   (In thousands)
Cash flows from operating activities:
   Net income                                                 $  2,732       $  2,511
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Provision for loan losses                                       395            150
   Net losses on sales and provisions for
      other real estate owned                                      174            109
   Net gains from sales and redemptions of
     investments available for sale                                (92)           (73)
   Net (gains) losses from sales and writedowns of
     assets held for sale                                          (54)           (73)
   Depreciation and amortization                                   336            270
   Amortization of fees, discounts and premiums, net               120            183
   (Increase) decrease in:
     Assets held for sale                                       (2,177)          (481)
     Accrued interest receivable                                  (579)          (182)
     Income taxes receivable                                       276            961
     Mortgage servicing assets                                     129           (639)
     Other assets                                                 (937)            46
   Increase (decrease) in:
     Mortgagors' escrow accounts                                  (780)           577
     Accrued income taxes payable                                  692             65
     Accrued expenses and other liabilities                       (906)          (628)
                                                              --------       --------
       Net cash provided (used) by operating activities           (671)         2,796
                                                              --------       --------
Cash flows from investing activities:
   Purchases of investments available for sale                 (40,031)           ---
   Purchases of investment securities and FHLB stock            (1,544)        (2,085)
   Proceeds from sales of investments available for sale        14,108         13,478
   Proceeds from maturities and redemptions of investments
     available for sale                                          4,000            ---
   Proceeds from maturities and redemptions of investments
     held to maturity                                            2,000          1,020
   Principal repayments of investments available for sale        2,777          1,727
   Principal repayments of mortgage-backed securities            6,509          4,257
   Net increase in loans                                       (16,510)        (3,146)
   Capital expenditures on premises and equipment, net            (356)           (72)
   Proceeds from disposition of other real estate owned          1,007          1,640
   Capital expenditures on other real estate owned                 ---           (107)
                                                              --------       --------
       Net cash provided (used) by investing activities        (28,040)        16,712
                                                              --------       --------
Cash flows from financing activities:
   Net increase in deposits                                     20,161          1,992
   Net increase in securities sold
     under agreements to repurchase                             27,287          7,715
   Proceeds from issuance of FHLB advances                      72,475         42,623
   Principal repayments of FHLB advances                       (89,513)       (60,642)
   Dividends paid                                                 (508)          (421)
   Stock options exercised                                         109              9
                                                              --------       --------
       Net cash provided (used) by financing activities         30,011         (8,724)
                                                              --------       --------
Net increase in cash and cash equivalents                        1,300         10,784
Cash and cash equivalents, at beginning of period               28,236         23,382
                                                              --------       --------
Cash and cash equivalents, at end of period                   $ 29,536       $ 34,166
                                                              ========       ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                             $ 11,815        $10,572
         Income taxes                                              571            569
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale                                 13,105          2,035
    Transfer of loans to other real estate owned                   351            801

                The accompanying note is an integral part of the
                       consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Andover Bancorp, Inc. ("Andover" or the "Company") and its subsidiaries, including its principal subsidiaries, Andover Bank and Andover Bank NH (collectively the "Banks"), presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1995. Andover Bank (the
     "Bank") is a state chartered savings bank with its headquarters located in Andover, Massachusetts. Andover Bank NH ("ABNH") is a state chartered guaranty savings bank established in September, 1995 and headquartered in Salem, New Hampshire. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                    ANALYSIS OF NET YIELD ON EARNING ASSETS
                                  (Unaudited)

                                                             Quarters Ended  March 31,
                                     ---------------------------------------------------------------------
                                                   1996                                1995
                                     -------------------------------     ---------------------------------
                                                Interest    Average      Interest     Average
                                     Average     Earned/     Yield/       Average     Earned/      Yield/
                                     Balance      Paid       Rate(3)      Balance      Paid        Rate(3)
                                     -------    --------    --------     --------     -------      -------
                                                            (Dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments           $    8,796   $   117      5.35%       $    7,071   $    102      5.85%
  Investment securities (1)            88,928     1,316      5.95           114,241      1,774      6.30
  Mortgage-backed securities (1)      193,877     3,297      6.84           243,407      4,062      6.77
                                   ----------   -------                  ----------   --------
   Total investments                  291,601     4,730      6.52           364,719      5,938      6.60
                                   ----------   -------                  ----------   --------
  Real estate loans (1) (2)           706,630    13,768      7.84           583,830     11,081      7.70
  Consumer loans (2)                   52,430     1,161      8.91            52,814      1,171      8.99
  Commercial loans (2)                 17,796       411      9.29            15,405        458     12.06
                                   ----------   -------                  ----------   --------
   Total loans                        776,856    15,340      7.94           652,049     12,710      7.91
                                   ----------   -------                  ----------   --------
   Total interest-earning assets    1,068,457    20,070      7.55%        1,016,768     18,648      7.44%
                                                -------                               --------
Allowance for loan losses             (11,707)                              (12,189)
Other real estate owned                 3,617                                 8,365
Other assets                           45,555                                44,414
                                   ----------                            ----------
   Total assets                    $1,105,922                            $1,057,358
                                   ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  NOW accounts                     $   64,165       159      1.00%       $   60,945   $    179     1.19%
  Regular savings accounts             69,959       387      2.22            74,340        387     2.11
  Money market deposit accounts       129,832       923      2.86           139,397        858     2.50
  Certificates of deposit             426,683     6,144      5.79           407,864      5,333     5.30
                                   ----------   -------                  ----------   --------
   Total interest-bearing deposits    690,639     7,613      4.43           682,546      6,757     4.01
                                   ----------   -------                  ----------   --------
Borrowed funds:
  Reverse repurchase agreements        17,931       239      5.36             8,969        138     6.24
  Federal Home Loan Bank advances     250,575     3,734      5.99           242,065      3,726     6.24
                                   ----------   -------                  ----------   --------
   Total borrowed funds               268,506     3,973      5.95           251,034      3,864     6.24
                                   ----------   -------                  ----------   --------
   Total interest-bearing
     liabilities                      959,145    11,586      4.85%          933,580     10,621     4.61%
                                                -------                               --------
Demand deposits                        52,433                                39,313
Other liabilities                       9,025                                 5,676
                                   ----------                            ----------
   Total liabilities                1,020,603                               978,569

Stockholders' equity                   85,319                                78,789
                                   ----------                            ----------
   Total liabilities and stock-
       holders' equity             $1,105,922                            $1,057,358
                                   ==========                            ==========
Net interest income                             $ 8,484                               $  8,027
                                                =======                               ========
Interest rate spread                                         2.70%                                 2.83%
                                                             ====                                  ====
Net yield on earning assets                                  3.19%                                 3.20%
                                                             ====                                  ====

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

(3) Average Yield/Rate calculation based on an annualized basis reflecting 91 days in the first quarter of 1996 and 90 days in the first quarter of 1995.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                      FOR THE QUARTER ENDED MARCH 31, 1996

RESULTS OF OPERATIONS
- ---------------------
GENERAL. Net income amounted to $2.7 million, $0.64 per share, for the quarter ended March 31, 1996, compared to net income of $2.5 million, $0.60 per share, in the corresponding quarter of 1995.

Progress continues to be made in the area of reducing non- performing assets and related costs. While the regional economy remains uncertain, commercial real estate values have shown signs of stabilizing. Residential real estate values appear to have stabilized in most markets and, in isolated areas, have increased slightly in value. While continued progress has been made in reducing non-performing assets, the overall levels of non-performing assets continue to result in high levels of foregone income and other operating costs associated with holding and disposing of such assets. Andover's annualized return on average assets increased to 0.99% for the first quarter of 1996 compared to 0.96% in the first quarter of 1995. The annualized return on average stockholders' equity decreased to 12.88% in the first quarter of 1996 from 12.93% in the first quarter of 1995.

NET INTEREST AND DIVIDEND INCOME.  Net interest and dividend income was
$8.5 million for the first quarter of 1996 as compared to $8.0 million for the same period in 1995. This increase resulted from a rise in interest-earning assets, partially offset by a compression in the interest rate spread. Foregone income, which represents the amount of interest income earned but excluded from earnings on non-performing loans, amounted to $237,000 in the first quarter of 1996, versus $286,000 in the comparable quarter of 1995. Thus, repricing loans and investments, offset by foregone interest income, resulted in an 11 basis point increase in the yield on earning assets in the first quarter of 1996 compared to the corresponding quarter of 1995. The cause for the modest decline in the net yield on earning assets was the 24 basis point increase in the average rate paid on interest-bearing liabilities during the same period. This combination resulted in a reduced yield on earning assets of 3.19% for the first quarter of 1996 versus 3.20% for the comparable quarter of 1995.

The Company's growth in total assets during 1996 was funded with increased deposits and borrowed funds. This enabled the Company to experience increased growth in real estate loans and, to a lesser extent, a modest increase in the investment portfolio from the end of the year.

PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to the statement of operations. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's estimation of the amount required to meet reasonably foreseeable loan losses in light of several factors. Among the factors management considers are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of nonaccruing loans in the  various categories, current economic conditions, trends in delinquencies, the actual charge-off experience, and collateral values of the underlying security. Because the allowance for loan losses is based on various estimates, and includes a high degree of judgment, subsequent changes in the general economic prospects
of the borrowers may require changes in those estimates.   In addition,
regulatory agencies, as an integral part of the examination process, review the Banks' allowance and may require the Banks to provide additions to the allowance based on their assessment, which may differ from management's assessment.

The provision for loan losses for the first three months of 1996 was $395,000 versus $150,000 in the comparable period in 1995. There are several contributing factors that led to management's conclusion that a higher provision for loan losses was necessary in the first quarter of 1996. These factors include loan growth, the level of nonaccrual and restructured loans as well as the level of delinquent loans and charge-offs. Charge-offs in the first quarter of 1996 totalled $680,000 versus $663,000 in the corresponding quarter last year. The resulting reserve coverage as a percentage of nonaccruing loans totalled 96.2% at March 31, 1996. This was a slight decrease from the respective reserve coverage at the 1995 year-end. Additionally, $86,000 in interest payments applied as principal reductions on nonaccrual loans instead of being recorded as interest income and $188,000 in loan loss recoveries received during the first quarter of 1996 further contributed to management's assessment of the adequacy of the allowance for loan losses.

NON-INTEREST INCOME (LOSS). Net gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $146,000 in the first quarters of 1996 and 1995. Included in the first quarters of 1996 and 1995 were unrealized losses on loans held
for sale of $89,000 and $38,000, respectively.   Offsetting the 1996
unrealized loss on loans held for sale was a $147,000 gain realized due to the adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 requires the capitalization of the rights to service mortgage loans for others upon the sale of the underlying loan based on the fair value of those rights. The carrying balance of these rights is included in the mortgage servicing asset.

Losses of $477,000 on real estate operations were recognized in the first
quarter of 1996 as compared to $582,000 in the first quarter of 1995.   A
significant portion of the losses on real estate operations during the first quarters of both 1996 and 1995 were net losses on sales and provisions for other real estate owned totalling $174,000 and $109,000, respectively. Operating costs associated with acquiring, maintaining and disposing of other real estate owned added another $303,000 to the losses on real estate operations during the first quarter of 1996, as compared to $473,000 in the first quarter of 1995. In the first quarter of 1996, sales of other real estate owned totalled $1.0 million as compared to $1.6 million in the corresponding quarter of 1995.

Mortgage banking income totalled $672,000 in 1996's first quarter versus $538,000 in 1995's comparable quarter due to an increase in the Company's servicing portfolio. Total loans serviced for investors totalled $765.7 million and $566.3 million, respectively, at March 31, 1996 and 1995.

Other income totalled $680,000 in 1996's first quarter as compared to $795,000 in the first quarter of 1995. The majority of the decrease was due to a non-recurring gain of $78,000 recognized in 1995 from the sale of student loans.

NON-INTEREST EXPENSE. Non-interest expenses increased by $134,000, or 2.9%, to $4.8 million in the first quarter of 1996 from the first quarter of 1995. Salaries and employee benefits, the largest component of non-interest expense, increased $106,000 or 4.5% from $2.4 million for the first quarter of 1995 to $2.5 million in the current year's corresponding quarter. This increase was primarily due to a higher head count and salary increases.
Office occupancy expenses increased from $564,000 in the first quarter of 1995 to $681,000 for the corresponding period of 1996. This increase reflects the costs of maintaining an additional branch as well as the effects of increased investments in technology and systems and the related costs for depreciation. In addition, winter related costs were higher than the previous year due to the harsh winter conditions. Deposit insurance expense decreased $423,000 or 99.3% from the first quarter of 1995 as a result of the reduction in the FDIC deposit assessment rates. Data processing expenses increased 21.4% from $318,000 for the quarter ended March 31, 1995 to $386,000 for the first quarter of 1996 due to an increase in the number of loans and deposits. Mortgage banking expenses increased $165,000 from $111,000 in the first quarter of 1995 to $276,000 for the first quarter of 1996 due to increased amortization of the purchased servicing rights. This amortization totalled $51,000 in the first quarter of 1995 versus $184,000 in the comparable quarter in 1996. Marketing expenses increased 20.7% from $179,000 in the first quarter of 1995 to $216,000 in the current year's corresponding quarter due to increased discretionary promotions. Professional fees increased 26.4% from $148,000 in the first quarter of 1995 to $187,000 in the corresponding period of 1996 as a result of increased corporate legal and miscellaneous consulting fees. Other operating expenses increased slightly over the comparable period of last year.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $125,000 for the first quarter of

1996 as compared to $150,000 in the first quarter of 1995. Offsetting the income tax benefit in 1996, the Company recorded an income tax expense of $1.7 million on its financial statement earnings.

Financial Condition
- -------------------

Total assets increased $31.0 million from December 31, 1995 to $1,141.8 million at March 31, 1996. The rise is attributable primarily to an increase of $15.7 million in the loan portfolio as well as an increase of $12.8 in the investment portfolio. Corresponding with these increases was an increase in both deposits and borrowed funds to support the growth.


LOANS.   The following table shows the composition of the Company's loan portfolio at the dates indicated.  The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                          3/31/96    12/31/95
                                          -------    --------
                                             (In thousands)
Real estate loans:
  Residential                            $561,334    $558,231
  Commercial                              129,230     121,909
  Construction and land                    22,621      18,138
                                         --------    --------
    Total real estate loans               713,185     698,278
                                         --------    --------
Consumer                                   52,402      51,170
Commercial                                 18,710      19,150
                                         --------    --------
    Total loans                          $784,297    $768,598
                                         ========    ========

Residential real estate loans increased $3.1 million from December 31, 1995 to $561.3 million at March 31, 1996. Loans held for sale increased from $5.2 million at December 31, 1995, to $7.4 million at March 31, 1996. Residential loans closed during the first three months of 1996 totalled $38.2 million as compared to $23.7 million during the corresponding period of 1995. Interest rates affect both the mortgage refinance and home purchase markets and were at relatively low rates in the first quarter of 1996. Since that time, rates have increased, resulting in a reduction in refinance activity.

Commercial real estate loans increased to $129.2 million at March 31, 1996 from $121.9 million at December 31, 1995, resulting primarily from new loan volume. Construction and land loan balances increased $4.5 million to $22.6 million at March 31, 1996. Outstanding commercial loans decreased $440,000 from December 31, 1995, to $18.7 million at March 31, 1996. Originations of commercial real estate, construction and land loans, and commercial loans are sensitive to interest rates, real estate values and business activity and totalled $18.6 million in the first three months of 1996 as compared to $13.6 million in the first three months of 1995.

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

Significant progress over the past several years has been made in reducing total non-performing assets. However, Andover continues to experience levels of non-performing assets higher than their peers and, therefore, corresponding high levels of foregone income, provisions for other real estate owned losses, loan charge-offs and other costs associated with non-performing assets. Interest income of approximately $424,000 would have been recorded in the first three months of 1996 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms. Interest income actually recognized thus far in 1996 on nonaccruing loans amounted to approximately $111,000. Additionally, another $86,000 in interest payments which were applied as a reduction of the nonaccruing loan balances instead of as interest income during the first three months of 1996.

The following table shows the composition of non-performing assets at March 31, 1996 and December 31, 1995:

                                           3/31/96   12/31/95
                                           -------   --------
                                         (Dollars in thousands)

Nonaccruing loans                          $12,030    $11,627
Restructured loans                           2,861      5,583
                                           -------    -------

    Total non-performing loans              14,891     17,210
Other real estate owned                      3,328      4,158
                                           -------    -------
    Total non-performing assets            $18,219    $21,368
                                           =======    =======

Total non-performing assets as a
 percentage of total assets                   1.6%       1.9%

Total non-performing assets decreased $3.1 million in the first quarter of 1996, primarily due to restructured loans returned to the accruing loan portfolio as well as from the sale of other real estate owned. During the first three months of 1996, $351,000 of loans were written down to their net fair value and reclassified out of loans and into other real estate owned. Excluded from the above table is a loan that is classified as a potential problem loan by management. This loan totals $3.7 million and is less than 90 days past due, evidences one or more weaknesses or potential weaknesses and may become a non-performing asset in future periods depending on the circumstances of the loan.

The following table shows detailed activity by quarter of nonaccruing loans and other real estate owned for the quarters ending March 31, 1996 and 1995 and December 31, 1995:

                                   3/31/96    12/31/95    3/31/95
                                   -------    --------    -------
                                            (In thousands)

Beginning balance                  $15,785     $17,503    $23,312
Additions                            1,852       2,447      2,254
Sales, restructurings,
  payments and other decreases      (1,880)     (3,429)    (2,949)
Charge-offs and valuation
  adjustments                         (415)       (736)      (870)
                                   -------     -------    -------
Balance at end of quarter          $15,342     $15,785    $21,747
                                   =======     =======    =======

At March 31, 1996, total impaired loans were $11.6 million, of which $4.2 million had related allowances of $0.8 million and $7.4 million which did not require a related allowance. During the period ended March 31, 1996, the average recorded value of impaired loans was $11.7 million and the related amount of interest income recognized was $54,000.


NONACCRUING LOANS. The following table shows the composition of nonaccruing loans at March 31, 1996 and December 31, 1995:

                                              3/31/96     12/31/95
                                              -------     --------
                                             (Dollars in thousands)
Residential real estate                       $ 3,218      $ 3,037
Commercial real estate                          7,586        7,195
Commercial                                      1,102        1,136
Consumer                                          124          259
                                              -------      -------
  Total loans on nonaccrual                   $12,030      $11,627
                                              =======      =======

Allowance for loan losses                     $11,568      $11,665
                                              =======      =======

Allowance for loan losses as a
 percentage of nonaccruing loans                 96.2%       100.3%
Allowance for loan losses as a
 percentage of non-performing loans              77.7%        67.8%
Allowance for loan losses as a
 percentage of total loans                        1.5%         1.5%

During the first three months of 1996, loans on nonaccrual increased slightly to $12.0 million. As part of the first quarter increase was a loan totalling $475,000 that had been in the restructured loan balance as of December 31, 1995. Included in the $12.0 million in total nonaccruing loans at March 31, 1996, $3.6 million or 30.2% are less than 90 days past due but have exhibited some other credit weakness. Of the $3.6 million in loans less than 90 days past due, approximately $326,000 or 9.0% have had the terms or interest rate, or both, modified. Substantially all of the modified loans are performing in accordance with their modified terms but have not demonstrated sufficient sustained performance required to remove these loans from their nonaccrual status.

A significant portion of the Bank's nonaccruing loans are secured by commercial real estate or multi-family dwellings located in Lawrence, Massachusetts. This city has been especially hard hit with continued declines in real estate values, increasing vacancies and rapid turnover in the multi-family investor-owned properties, which represents the majority of the Bank's collateral on troubled loans and other real estate owned properties in Lawrence. Continued deterioration in this market area will adversely impact the collectibility of certain real estate loans and will result in a continued high level of non-performing assets. At March 31, 1996, approximately $6.6 million of non-performing loans and $1.9 million of other real estate owned were secured by properties located in Lawrence, consisting primarily of multi-family dwellings, as compared to approximately $9.1 million and $2.3 million, respectively, at December 31, 1995. The amount of accruing loans secured by properties in Lawrence totalled approximately $50.7 million at March 31, 1996. Substantially all of these loans were secured by residential properties, the majority of which are one-to-four family dwellings.

While stabilization has appeared in certain sectors of the economy and real estate markets, if the regional economy deteriorates, nonaccruing loans would likely increase, reversing progress made by the Bank in reducing non-performing assets over the past several years.

RESTRUCTURED LOANS. A restructured loan is one for which the Bank has modified the terms to provide a temporary reduction in the rate of interest and, in most instances, an extension of payments of principal or interest, or both, due to the deterioration in the financial position of the borrowers. Restructured loans are not returned to performing status until the obligation has performed for a sustained period of time at a market rate of interest and its ultimate collectibility is no longer in doubt.

At March 31, 1996 and December 31, 1995, restructured loans totalled $2.9 million and $5.6 million, respectively. This decrease was primarily due to restructured loans being returned to the accruing loan portfolio. The weighted average interest rate on restructured loans as of March 31, 1996 was approximately 6.72%. Interest income that would have been recognized in 1996 if restructured loans had been performing in accordance with their original terms was $46,000. The actual amount of interest on these loans that was recognized in interest income in 1996 was $36,000.

OTHER REAL ESTATE OWNED. The deterioration in the New England real estate market and economy caused foreclosures resulting in the Bank's holding other real estate owned.


The following table shows the composition of other real estate owned at March 31, 1996 and December 31, 1995:

                                        3/31/96    12/31/95
                                        -------    --------
                                          (In thousands)

Residential real estate                 $   996     $ 1,131
Commercial real estate                      506         572
Multi-family real estate                  1,513       1,820
Construction and land                       662       1,048
                                        -------     -------
                                          3,677       4,571
Valuation allowance                        (349)       (413)
                                        -------     -------
 Total other real estate owned          $ 3,328     $ 4,158
                                        =======     =======

The following table shows changes in the valuation allowance for other real estate owned for the quarters ended March 31, 1996 and 1995:

                                            Quarters Ended
                                               March 31,
                                           ----------------
                                           1996        1995
                                           ----        ----
                                            (In thousands)

Balance, beginning of period              $ 413      $  715
Provision                                   140         210
Net charge-offs                            (204)       (291)
                                          -----      ------
Balance, end of period                    $ 349      $  634
                                          =====      ======

Properties substantively repossessed, for which the Bank has not completed legal transfer of ownership, included in the above, totalled $76,000 at
March 31, 1996 and $384,000 at December 31, 1995. All other real estate owned is carried at the lower of the loan or the estimated net fair value of the property constructively or actually received. Initial write-downs to net fair value are charged to the allowance for loan losses. Subsequent declines in fair value due to the deterioration in real estate values are charged to the valuation allowance. Losses on real estate operations totalled $477,000 in the first three months of 1996, as compared to $582,000 in the first three months
of 1995.   The addition to the valuation allowance for other real estate owned totalled $140,000 for the first three months of 1996 as compared to $210,000 in the same period in 1995. Operating costs associated with acquiring, maintaining and disposing of other real estate owned added another $303,000 to the losses on real estate operations during the first three months of 1996, as compared to $473,000 in the corresponding period in 1995.

During the first three months of 1996, sales of other real estate owned totalled $1.0 million, as compared to $1.6 million in the first three months of 1995. In the first three months of 1996, net losses of $34,000 on sales of other real estate owned were recognized as compared to net gains of $101,000 on sales of properties in the corresponding period in 1995. Pending sales under firm offers or purchases and sales agreements on properties with carrying values of approximately $900,000 are anticipated for the second quarter. There is no assurance such sales will take place. There were no commitments for capital expenditures on real estate acquired by foreclosure at March 31, 1996.


ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Banks' allowance for loan losses for the quarters ended March 31, 1996 and 1995:

                                          Quarters Ended
                                          --------------
                                       03/31/96      03/31/95
                                       --------      --------
                                       (Dollars in Thousands)
Balance at beginning of quarter         $11,665       $12,343
Provision                                   395           150
Charge-offs:
 Residential real estate                   (210)         (309)
 Commercial real estate                    (347)         (271)
 Construction and land                      ---           (43)
 Commercial                                 (43)          (21)
 Consumer                                   (80)          (19)
                                        -------       -------
  Total charge-offs                        (680)         (663)
                                        -------       -------

Recoveries:
 Residential real estate                    ---           ---
 Commercial real estate                      54            31
 Construction and land                       59             2
 Commercial                                  66            87
 Consumer                                     9             5
                                        -------       -------
  Total recoveries                          188           125
                                        -------       -------
Net charge-offs                            (492)         (538)
                                        -------       -------
Balance at end of quarter               $11,568       $11,955
                                        =======       =======

Ratio of net charge-offs to
 average loans outstanding                 0.25%         0.33%

Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses." Charge-offs totalled $680,000 during the first quarter of 1996 and were spread out among 24 loans; the largest charge-off during the quarter was $230,000.

INVESTMENTS. As of March 31, 1996, the Banks' total investment portfolio amounted to $298.0 million, an increase of $12.8 million from $285.2 million at year-end 1995. This increase resulted primarily from the purchase of $40.0 million in investments available for sale. Offsetting these purchases was the sale of $14.1 million in investments available for sale.

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

The following table presents the carrying values of the investment portfolio at March 31, 1996 and December 31, 1995:

                                                         3/31/96      12/31/95
                                                         -------      --------
                                                             (In thousands)
SHORT-TERM iNVESTMENTS                                  $ 11,000      $  9,000
                                                        ========      ========
INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
U.S. government and federal agency obligations          $ 52,540      $ 52,490
Other bonds and obligations                               15,251        14,382
                                                        --------      --------
   Total bonds and obligations                            67,791        66,872
                                                        --------      --------

GNMA mortgage-backed securities                           35,030        37,195
FHLMC participation certificates                          24,006         4,420
Collateralized mortgage obligations                          ---           482
                                                        --------      --------
   Total mortgage-backed securities                       59,036        42,097
                                                        --------      --------
   Total investments available for sale                 $126,827      $108,969
                                                        ========      ========

INVESTMENTS HELD TO MATURITY (AMORTIZED COST):
U.S. government and federal agency obligations          $    ---      $  1,500
Other bonds and obligations                               13,772        12,758
                                                        --------      --------
   Total bonds and obligations                            13,772        14,258
                                                        --------      --------

FHLMC participation certificates                          74,920        78,649
FNMA pass-through certificates                            65,156        67,375
GNMA mortgage-backed securities                            4,356         4,458
Other asset-backed securities                              1,319         1,407
Collateralized mortgage obligations                          691         1,116
                                                        --------      --------
   Total mortgage-backed securities                      146,442       153,005
                                                        --------      --------
   Total investments held to maturity                   $160,214      $167,263
                                                        ========      ========

   Total investments                                    $298,041      $285,232
                                                        ========      ========


The following table presents the gross unrealized gains and losses by major categories of securities as of March 31, 1996.

                                                       Unrealized     Unrealized
                                                         Gains          Losses
                                                       ----------     ----------
                                                            (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations           $  148        $  (883)
Other bonds and obligations                                 131            (22)
Mortgage-backed securities                                  208           (569)
                                                         ------        -------
    Total investments available for sale                    487         (1,474)
                                                         ------        -------

INVESTMENTS HELD TO MATURITY:
Other bonds and obligations                              $  109        $   (65)
Mortgage-backed securities                                1,020         (1,428)
                                                        -------        -------
    Total investments held to maturity                    1,129         (1,493)
                                                        -------        -------
    Total unrealized gains and losses                   $ 1,616        $(2,967)
                                                        =======        =======

At March 31, 1996, the Banks' net unrealized loss on investments available for sale, net of applicable income taxes, amounted to $587,000, a decrease of $786,000 from a net unrealized gain of $199,000 at December 31, 1995. At March 31, 1996, the Banks' net unrealized loss on investments held to maturity totalled $364,000, a decrease of $2.9 million from a net unrealized gain of $2.5 million at December 31, 1995. The change in the net unrealized loss on the total investment portfolio from the end of 1995 was primarily due to increased market interest rates.

DEPOSITS AND BORROWED FUNDS. Total deposits increased from $743.2 million at December 31, 1995 to $763.4 million at March 31, 1996. This increase was most pronounced in official checks and demand deposit accounts but all core deposit types experienced an increase during the first quarter of 1996.


The following table shows the composition of the Banks' deposits at March 31,
1996 and December 31, 1995:
                                         3/31/96   12/31/95
                                         -------   --------
                                            (In thousands)
Demand deposit accounts                 $ 65,122   $ 54,516
Regular savings accounts                  72,257     68,052
NOW accounts                              69,452     67,275
Money market deposit accounts            131,440    130,437
Certificates of deposit                  425,095    422,925
                                        --------   --------

     Total deposits                     $763,366   $743,205
                                        ========   ========

Securities sold under agreements to repurchase increased $27.3 million from $9.2 million at December 31, 1995, to $36.5 at March 31, 1996. Federal Home Loan Bank advances decreased $17.0 million from December 31, 1995, to $246.4 million at March 31, 1996. The increase in total borrowings was used to fund the growth in loans and investments in the first quarter of 1996.

LIQUIDITY. Liquidity refers to the ability of the Company to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from its bank subsidiaries. ABNH will be severly limited in its ability to pay dividends during its initial years of operation. The Banks have a diverse base of funding sources including customer deposits, borrowed funds, repayments and amortization of loans, mortgage-backed securities and investment securities. A portion of the Banks' deposits represent core deposits, which management believes are relatively insensitive to fluctuations in interest rates. Sources of borrowed funds include funds purchased from other banks, the sale of securities under repurchase agreements and borrowings from the FHLB, of which the Bank is a voluntary member. The Bank also may obtain funds from the Federal Reserve Bank of Boston by pledging certain assets.

In the first quarter of 1996, the Company paid dividends in the amount of $508,000. In April, 1996, the Company declared a dividend in the amount of $640,000, payable in the second quarter of 1996.

Cash flows used by operations decreased $3.5 million to an outflow of $671,000 in the first three months of 1996 from the corresponding period of 1995 due primarily to an increase in assets held for sale. Cash flows used by investing activities increased to $28.0 million for the three months ended March 31, 1996, from cash flows provided by investing activities of $16.7 million during the equivalent period last year. This was mainly attributable to increased purchases of investments available for sale and an increase in portfolio loans. The Company's cash flows provided by financing activities increased for the period ended March 31, 1996 to $30.0 million, as compared to $8.7 million used by financing activities in the equivalent period in 1995 due to an increase in total deposits and securities sold under agreements to repurchase.

At March 31, 1996, the Company had home equity, reserve credit and commercial unused lines of credit totalling $78.8 million. Outstanding commitments to originate real estate loans totalled $31.4 million. Unadvanced portions of real estate loans amounted to $10.7 million. Standby letters of credit were $1.2 million. Loans sold with recourse totalled $5.5 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES.  The following table presents regulatory
capital ratios under current leverage and risk-based capital requirements as of March 31, 1996:
                                       Risk Based Capital Ratio
                          Leverage     ------------------------
                            Ratio         Tier 1       Total
                          --------        ------       -----
Andover Bancorp             7.9%          13.4%        14.7%
Andover Bank                7.5           12.9         14.1
Andover Bank NH            33.2           47.7         48.5

Current minimum regulatory requirements as of March 31, 1996 were 4.0% for the leverage ratio and 4.0% and 8.0%, respectively, for the tier 1 and total risk based capital ratios. Under the FDIC's prompt corrective action regulations promulgated pursuant to the FDIC Improvement Act of 1991, the Banks have sufficient capital to be considered "well-capitalized". Therefore, the Banks are entitled to pay the lowest deposit premium assessment possible.

                          PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings

           Not Applicable

ITEM 2  Changes in Securities

           Not Applicable

ITEM 3  Defaults Upon Senior Securities

           Not Applicable

ITEM 4  Submission of Matters to a Vote of Security Holders

           The Annual Meeting of Shareholders of the registrant was held on April 25, 1996. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. Other matters voted on at the meeting included approval of the amendment and restatement of the Directors' Deferred Compensation Plan and ratification of KPMG Peat Marwick LLP as Andover's independent auditors. Votes were cast as follows:

           I.  Election of three Class III Directors
               Nominee                      For              Withheld
               -------                      ---              --------
               Clifford E. Elias         3,570,129            34,416
               Gerald T. Mulligan        3,566,698            37,847
               Fred P. Shaheen           3,569,984            34,561

          II.  Approval of the amendment and restatement of  the Directors'
               Deferred Compensation Plan
                                                                  Broker
                   For           Against          Abstain        Non Vote
                   ---           -------          -------        --------
                3,372,273        151,482           80,790          -0-

         III.  Ratification  of  KPMG  Peat  Marwick  LLP  as Independent
               Auditors
                                                                  Broker
                   For           Against          Abstain        Non Vote
                   ---           -------          -------        --------
                3,567,238         11,102           26,205           -0-

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


                                   ANDOVER BANCORP, INC.

May 14, 1996                       /s/  Gerald T. Mulligan
                                   -----------------------------
                                   Gerald T. Mulligan
                                   President and
                                   Chief Executive Officer





May 14, 1996                       /s/  Joseph F. Casey
                                   -----------------------------
                                   Joseph F. Casey
                                   Chief Financial Officer
                                   and Treasurer