Form 10-Q
period 1996-06-30
ANDOVER BANCORP INC
filed 1996-08-14
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996 or
                               -------------
/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from              to
                               ------------    ------------

Commission File Number      0-16358
                       ---------------------

                              ANDOVER BANCORP, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          Delaware                                      04-2952665
- -------------------------------                     ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

61 Main Street, Andover, Massachusetts                    01810
- --------------------------------------               -----------------
Address of principal executive office)                   Zip Code

                                 (508) 749-2000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

                 Class: Common Stock, par value $0.10 per share
               Outstanding as of August 7, 1996: 4,255,639 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                                      Index


                         PART I - FINANCIAL INFORMATION


ITEM 1     Financial Statements                                           Page

              Consolidated Balance Sheets                                   1

              Consolidated Statements of Operations                         2

              Consolidated Statements of Changes in
                Stockholders' Equity                                        3

              Consolidated Statements of Cash Flows                         4

              Note to Consolidated Financial
               Statements                                                   5

              Analysis of Net Yield on Earning Assets                       6


ITEM 2     Management's Discussion and Analysis of                       7-17
           Financial Condition and Results of Operations
              For the Quarter Ended June 30, 1996
              For the Six Months Ended June 30, 1996

                         PART II - OTHER INFORMATION

ITEM 1     Legal Proceedings                                               18

ITEM 2     Changes in Securities                                           18

ITEM 3     Defaults upon Senior Securities                                 18

ITEM 4     Submission of Matters to a Vote of Security Holders             18

ITEM 5     Other Information                                               18

ITEM 6     Exhibits and Reports on Form 8-K                                18

Signatures                                                                 19

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                    JUNE 30, 1996   DECEMBER 31, 1995
                                                    -------------   -----------------
                                                            (In thousands)
                                          ASSETS

Cash and due from banks                               $   22,368         $  19,236
Short-term investments                                    13,700             9,000
                                                      ----------         ---------
  Cash and cash equivalents                               36,068            28,236
                                                      ----------         ---------
Assets held for sale (Market value $1,001
   in 1996 and $5,163 in 1995)                             1,001             5,162
Investments available for sale (Amortized
   cost of $130,067 in 1996 and $108,643
   in 1995)                                              128,473           108,969
Investments held to maturity (Market value
   $150,096 in 1996 and $169,761 in 1995)                151,700           167,263
Loans                                                    821,867           768,598
Allowance for loan losses                                (11,802)          (11,665)
                                                      ----------         ---------
  Net loans                                              810,065           756,933
                                                      ----------         ---------

Other real estate owned, net                               2,554             4,158
Premises and equipment, net                                9,539             9,537
Accrued interest receivable                                7,626             7,164
Stock in FHLBB, at cost                                   14,600            13,171
Deferred income taxes receivable                             761               830
Mortgage servicing assets                                  8,570             6,609
Other assets                                               2,999             2,815
                                                      ----------        ----------
      Total assets                                    $1,173,956        $1,110,847
                                                      ==========        ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                            $  780,500        $  743,205
  Securities sold under agreements
   to repurchase                                          29,324             9,212
  Federal Home Loan Bank advances                        268,331           263,414
  Mortgagors' escrow accounts                              2,275             3,526
  Income taxes payable                                       495             1,389
  Accrued expenses and other liabilities                   4,329             4,936
                                                      ----------        ----------
      Total liabilities                                1,085,254         1,025,682
                                                      ----------        ----------
Stockholders' equity
  Serial preferred stock, $0.10 par value;
   3,000,000 shares authorized, none issued                  ---               ---
  Common stock, $0.10 par value;
   15,000,000 shares authorized;
   Shares issued 5,154,968 in 1996
     and 1995                                                515               515
   Additional paid-in capital                             71,503            71,515
   Retained earnings                                      30,690            26,183
   Treasury stock, at cost (905,129 shares
     in 1996 and 917,997 shares in 1995)                 (13,062)          (13,247)
   Unrealized gains (losses) on investments
     available for sale, net                                (944)              199
                                                      ----------        ----------
       Total stockholders' equity                         88,702            85,165
                                                      ----------        ----------
       Total liabilities and stockholders' equity     $1,173,956        $1,110,847
                                                      ==========        ==========


The accompanying note is an integral part of the consolidated financial statements.

                          ANDOVER BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                        (Unaudited)

                                                      QUARTERS ENDED         YEAR-TO-DATE
                                                         JUNE 30,              JUNE 30,
                                                      1996      1995        1996     1995
                                                      --------------        -------------
                                                    (In thousands, except per share amounts)

Interest and dividend income:
  Loans                                              $15,763   $13,129    $31,103  $25,839
  Mortgage-backed securities                           3,467     3,935      6,764    7,997
  Investment securities                                1,430     1,768      2,746    3,542
  Short-term investments                                  54       148        171      250
                                                     -------   -------    -------  -------
        Total interest and dividend income            20,714    18,980     40,784   37,628
                                                     -------   -------    -------  -------
Interest expense:
  Deposits                                             7,637     7,289     15,250   14,046
  Federal Home Loan Bank advances                      3,918     3,457      7,652    7,183
  Securities sold under agreements to repurchase         342       172        581      310
                                                     -------   -------    -------  -------
        Total interest expense                        11,897    10,918     23,483   21,539
                                                     -------   -------    -------  -------
        Net interest and dividend income               8,817     8,062     17,301   16,089

Provision for loan losses                                360       175        755      325
                                                     -------   -------    -------  -------
        Net interest and dividend income
          after provision for loan losses              8,457     7,887     16,546   15,764
                                                     -------   -------    -------  -------
Non-interest income:
  Net gains from sales and redemptions of
    assets held for sale                                 111        15        165       88
  Net gains from sales and redemptions
    of investments available for sale                      1       ---         93       73
  Losses on real estate operations, net                 (391)     (454)      (868)  (1,036)
  Mortgage banking income                                716       584      1,388    1,123
  Other income                                           696       743      1,376    1,537
                                                     -------   -------    -------  -------
        Total non-interest income                      1,133       888      2,154    1,785
                                                     -------   -------    -------  -------
Non-interest expense:
  Salaries and employee benefits                       2,632     2,435      5,118    4,815
  Office occupancy and equipment                         697       599      1,378    1,163
  Data processing                                        433       335        819      706
  Mortgage banking expense                               348       280        624      391
  Marketing                                              240       214        456      393
  Professional fees                                      200       182        387      330
  Deposit insurance premiums                               4       426          7      852
  Merger expense                                        (225)    1,000       (225)   1,000
  Other operating expense                                646       542      1,213    1,031
                                                     -------   -------    -------  -------
        Total non-interest expense                     4,975     6,013      9,777   10,681
                                                     -------   -------    -------  -------

        Income before income tax expense               4,615     2,762      8,923    6,868
  Income tax expense                                   1,695     1,055      3,271    2,650
                                                     -------   -------    -------  -------
        Net income                                   $ 2,920   $ 1,707    $ 5,652  $ 4,218
                                                     =======   =======    =======  =======

Average number of common shares outstanding            4,246     4,215      4,241    4,212

Net income per share                                 $  0.69   $  0.40    $  1.33  $  1.00
                                                     =======   =======    =======  =======



The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
         Year Ended December 31, 1995 and Six Months Ended June 30, 1996
                                   (Unaudited)

                                                                          UNREALIZED
                                                                        GAINS (LOSSES) TOTAL
                                      ADDITIONAL                        ON INVESTMENTS STOCK-
                              COMMON   PAID-IN    RETAINED     TREASURY    AVAILABLE   HOLDERS'
                               STOCK   CAPITAL    EARNINGS      STOCK     FOR SALE(1)  EQUITY
                               -----   -------    --------     --------   -----------  ------
                                                    (In thousands)

Balance at December 31, 1994    $513   $71,172     $18,701    $(13,247)   $(4,617)    $72,522

  Net income                     ---       ---       9,338         ---        ---       9,338
  Dividends declared and
    paid ($0.44 per share)       ---       ---      (1,856)        ---        ---      (1,856)
  Stock options exercised          2       343         ---         ---        ---         345
  Change in unrealized
    gains (losses) on
    investments available
    for sale                     ---       ---         ---         ---      4,816       4,816
                                ----   -------     -------    --------    -------     -------

Balance at December 31, 1995     515    71,515      26,183     (13,247)       199      85,165

  Net income                     ---       ---       5,652         ---        ---       5,652
  Dividends declared and
    paid ($0.27 per share)       ---       ---      (1,145)        ---        ---      (1,145)
  Stock options exercised        ---       (12)        ---         185        ---         173
  Change in unrealized
    gains (losses) on
    investments available
    for sale                     ---       ---         ---         ---     (1,143)     (1,143)
                                ----   -------     -------    --------    -------     -------

Balance at June 30, 1996        $515   $71,503     $30,690    $(13,062)   $  (944)    $88,702
                                ====   =======     =======    ========    =======     =======



- ----------

(1) Net of related tax effect.


The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                       YEAR-TO-DATE
                                                                          JUNE 30,
                                                                     ------------------
                                                                     1996          1995
                                                                     ----          ----
                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $   5,652      $  4,218
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
   Provision for loan losses                                           755           325
   Net (gains) losses on sales and provisions
      for other real estate owned                                      243           (31)
   Net gains from sales and redemptions of
     investments available for sale                                    (93)          (73)
   Net gains from sales and writedowns of
     assets held for sale                                             (165)          (88)
   Depreciation and amortization                                       677           561
   Amortization of fees, discounts and premiums, net                   248           327
   (Increase) decrease in:
     Assets held for sale                                            4,326         1,026
     Investment trading accounts                                       ---       (10,000)
     Accrued interest receivable                                      (462)          (88)
     Income taxes receivable                                           845         1,678
     Mortgage servicing assets                                      (1,961)       (1,493)
     Other assets                                                     (184)          962
   Increase (decrease) in:
     Mortgagors' escrow accounts                                    (1,251)           77
     Accrued income taxes payable                                     (894)         (480)
     Accrued expenses and other liabilities                           (607)           78
                                                                 ---------      --------
       Net cash provided (used) by operating activities              7,129        (3,001)
                                                                 ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments available for sale                     (52,655)          ---
   Purchases of investment securities and FHLB stock                (2,973)       (4,166)
   Purchases of mortgage-backed securities                             ---        (2,961)
   Proceeds from sales of investments available for sale            20,132        13,478
   Proceeds from maturities and redemptions of investments
     available for sale                                              6,023         2,072
   Proceeds from maturities and redemptions of investments
     held to maturity                                                2,000         1,020
   Principal repayments of investments available for sale            5,035         3,824
   Principal repayments of mortgage-backed securities               14,938         8,582
   Net increase in loans                                           (54,842)      (22,451)
   Capital expenditures on premises and equipment, net                (679)         (334)
   Proceeds from disposition of other real estate owned              2,372         4,717
   Capital expenditures on other real estate owned                     ---          (235)
                                                                 ---------      --------
       Net cash provided (used) by investing activities            (60,649)        3,546
                                                                 ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                         37,295        19,630
   Net increase in securities sold
     under agreements to repurchase                                 20,112        11,704
   Proceeds from issuance of FHLB advances                         208,475        99,623
   Principal repayments of FHLB advances                          (203,558)     (112,536)
   Dividends paid                                                   (1,145)         (842)
   Stock options exercised                                             173           139
                                                                 ---------      --------
       Net cash provided by financing activities                    61,352        17,718
                                                                 ---------      --------
Net increase in cash and cash equivalents                            7,832        18,263
Cash and cash equivalents, at beginning of period                   28,236        23,382
                                                                 ---------      --------
Cash and cash equivalents, at end of period                      $  36,068      $ 41,645
                                                                 =========      ========
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                $  23,736      $ 21,549
         Income taxes                                                3,284         1,434
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale                                     26,180         6,129
    Transfer of loans to other real estate owned                     1,011         1,710


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

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                                 ANALYSIS OF NET YIELD ON EARNING ASSETS
                                 ---------------------------------------
                                               (Unaudited)
                                                      Quarters Ended June 30,
                                                 1996                         1995
                                      --------------------------- ----------------------------
                                               Interest  Average            Interest  Average
                                      Average   Earned/  Yield/  Average    Earned/   Yield/
                                      Balance    Paid    Rate(3) Balance     Paid     Rate(3)
                                      -------  --------  ------- -------   --------  --------
                                                    (Dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments           $    4,111  $    54    5.28%   $   10,506 $   148     5.65%
  Investment securities (1)            96,799    1,430    5.94       110,558   1,768     6.41
  Mortgage-backed securities (1)      204,833    3,467    6.81       235,397   3,935     6.70
                                   ----------  -------            ---------- -------
   Total investments                  305,743    4,951    6.51       356,461   5,851     6.58
                                   ----------  -------            ---------- -------
  Real estate loans (1) (2)           732,913   14,059    7.72       590,085  11,564     7.86
  Consumer loans (2)                   54,317    1,165    8.63        48,625   1,106     9.12
  Commercial loans (2)                 19,995      539   10.84        17,469     459    10.54
                                   ----------  -------            ---------- -------
   Total loans                        807,225   15,763    7.85       656,179  13,129     8.03
                                   ----------  -------            ---------- -------
   Total interest-earning assets    1,112,968   20,714    7.49%    1,012,640  18,980     7.52%
                                               -------                       -------

Allowance for loan losses             (11,699)                       (11,803)
Other real estate owned                 2,992                          7,616
Other assets                           49,089                         43,927
                                   ----------                     ----------
   Total assets                    $1,153,350                     $1,052,380
                                   ==========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                     $   66,651  $   161    0.97%   $   62,238 $   183     1.18%
  Regular savings accounts             72,027      395    2.21        72,654     397     2.19
  Money market deposit accounts       128,400      915    2.87       134,432     875     2.61
  Certificates of deposit             433,082    6,166    5.73       419,936   5,834     5.57
                                   ----------  -------            ---------- -------
   Total interest-bearing deposits    759,936    7,637    4.39       689,260   7,289     4.24
                                   ----------  -------            ---------- -------
Borrowed funds:
  Reverse repurchase agreements        26,182      342    5.25        10,915     172     6.32
  Federal Home Loan Bank advances     269,644    3,918    5.84       221,953   3,457     6.25
                                   ----------  -------            ---------- -------
   Total borrowed funds               295,826    4,260    5.79       232,868   3,629     6.25
                                   ----------  -------            ---------- -------
   Total interest-bearing
     liabilities                    1,055,762   11,897    4.80%      922,128  10,918     4.75%
                                               -------                       -------
Demand deposits                        59,776                         44,410
Other liabilities                       9,006                          5,114
                                   ----------                     ----------
   Total liabilities                1,064,768                        971,652
Stockholders' equity                   88,582                         80,728
                                   ----------                     ----------
   Total liabilities and stock-
      holders' equity              $1,153,350                     $1,052,380
                                   ==========                     ==========
Net interest income                            $ 8,817                       $ 8,062
                                               =======                       =======
Interest rate spread                                      2.69%                          2.77%
                                                         =====                          =====
Net yield on earning assets                               3.19%                          3.19%
                                                         =====                          =====

                                                     Year-to-Date June 30,
                                               1996                        1995
                                    --------------------------   ---------------------------
                                              Interest Average            Interest  Average
                                    Average    Earned/  Yield/   Average   Earned/   Yield/
                                    Balance     Paid   Rate(3)   Balance     Paid    Rate(3)
                                    -------   -------  -------   -------   -------   -------
                                                     (Dollars in thousands)

ASSETS
Interest-earning assets:
  Short-term investments          $    6,456   $   171  5.33%  $    8,798   $   250   5.73%
  Investment securities (1)           92,864     2,746  5.95      112,389     3,542   6.36
  Mortgage-backed securities (1)     199,355     6,764  6.82      239,380     7,997   6.74
                                  ----------   -------         ----------   -------
   Total investments                 298,675     9,681  6.52      360,567    11,789   6.59
                                  ----------   -------         ----------   -------
  Real estate loans (1) (2)          719,772    27,827  7.77      586,975    22,645   7.78
  Consumer loans (2)                  53,373     2,326  8.76       50,708     2,277   9.06
  Commercial loans (2)                18,895       950 10.11       16,443       917  11.25
                                  ----------   -------         ----------   -------
   Total loans                       792,040    31,103  7.90      654,126    25,839   7.97
                                  ----------   -------         ----------   -------
   Total interest-earning assets   1,090,715    40,784  7.52%   1,014,693    37,628   7.48%
                                               -------                      -------

Allowance for loan losses            (11,703)                     (11,995)
Other real estate owned                3,305                        7,988
Other assets                          47,319                       44,169
                                  ----------                   ----------
   Total assets                   $1,129,636                   $1,054,855
                                  ==========                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                    $   65,408   $   320  0.98%  $   61,595   $   362   1.19%
  Regular savings accounts            70,993       782  2.22       73,492       784   2.15
  Money market deposit accounts      129,116     1,838  2.86      136,901     1,733   2.55
  Certificates of deposit            429,882    12,310  5.76      413,934    11,167   5.44
                                  ----------   -------         ----------   -------
   Total interest-bearing deposit    695,399    15,250  4.41      685,922    14,046   4.13
                                  ----------   -------         ----------   -------
Borrowed funds:
  Reverse repurchase agreements       22,057       581  5.30        9,947       310   6.28
  Federal Home Loan Bank advances    260,109     7,652  5.92      231,954     7,183   6.24
                                  ----------   -------         ----------   -------
   Total borrowed funds              282,166     8,233  5.87      241,901     7,493   6.25
                                  ----------   -------         ----------   -------
   Total interest-bearing
     liabilities                     977,565    23,483  4.83%     927,823    21,539   4.68%
                                               -------                      -------
Demand deposits                       56,105                       41,875
Other liabilities                      9,015                        5,394
                                  ----------                   ----------
   Total liabilities               1,042,685                      975,092
Stockholders' equity                  86,951                       79,763
                                  ----------                   ----------
   Total liabilities and stock-
      holders' equity             $1,129,636                   $1,054,855
                                  ==========                   ==========
Net interest income                            $17,301                      $16,089
                                               =======                      =======
Interest rate spread                                    2.69%                         2.80%
                                                       =====                         =====
Net yield on earning assets                             3.19%                         3.20%
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

(3) Average yield/rate calculation based on an annualized basis reflecting 91 days in the second quarter and 181 days in the year-to-date period for 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1996
                       -----------------------------------

RESULTS OF OPERATIONS
- ---------------------

GENERAL. Net income amounted to $2.9 million, $0.69 per share, for the quarter ended June 30, 1996, compared to net income of $1.7 million, $0.40 per share, in the corresponding quarter of 1995. The results for 1995 included a pre-tax charge of $1.0 million related to the terminated merger with Finest Financial Corp., while the current quarter's results include a pre-tax credit of $225,000 for the execution of a merger termination agreement with Finest.

Progress continues to be made in the area of reducing non-performing assets and related costs. While the regional economy remains uncertain, commercial real estate values have shown signs of stabilizing. Residential real estate values appear to have stabilized in most markets and, in isolated areas, have increased slightly in value. While continued progress has been made in reducing non-performing assets, the overall levels of non-performing assets continue to result in foregone income and other operating costs associated with holding and disposing of such assets. Andover's annualized return on average assets increased to 1.02% for the second quarter of 1996 compared to 0.65% in the second quarter of 1995. The annualized return on average stockholders' equity increased to 13.26% in the second quarter of 1996 from 8.48% in the second quarter of 1995.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $8.8 million for the second quarter of 1996 as compared to $8.1 million for the same period in 1995. This increase resulted from a rise in interest-earning assets, partially offset by a slight compression in the interest rate spread. Foregone income, which represents the amount of interest income earned but excluded from earnings on non-performing loans, amounted to $255,000 in the second quarter of 1996, versus $241,000 in the comparable quarter of 1995. Thus, repricing loans and investments, offset by foregone interest income, resulted in a flat yield on earning assets in the second quarter of 1996 compared to the corresponding quarter of 1995. The cause for the stability in the net yield on earning assets despite the 5 basis point increase in the average rate paid on interest-bearing liabilities during the same period is due to higher average earning assets. This combination resulted in a yield on earning assets of 3.19% for both the second quarters of 1996 and 1995.

The Company's growth in total assets during 1996 was funded with increased deposits and borrowed funds. This enabled the Company to experience increased growth in real estate loans and, to a lesser extent, a modest increase in consumer and commercial loans.

PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to the statement of operations. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's estimation of the amount required to meet reasonably foreseeable loan losses in light of several factors. Among the factors management considers are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of nonaccruing loans in the various categories, current economic conditions, trends in delinquencies, actual charge-off experience, and the collateral values of the underlying security. Because the allowance for loan losses is based on various estimates, and includes a high degree of judgment, subsequent changes in the general economic prospects of the borrowers may require changes in those estimates. In addition, regulatory agencies, as an integral part of the examination process, review the Banks' allowance and may require the Banks to provide additions to the allowance based on their assessment, which may differ from management's assessment.

The provision for loan losses for the second quarter of 1996 was $360,000 versus $175,000 in the comparable period in 1995. There are several contributing factors that led to management's conclusion that a higher provision for loan losses was necessary in the second quarter of 1996. These factors include loan growth, the level of nonaccrual and restructured loans as well as the level of delinquent loans and charge-offs. Charge-offs in the second quarter of 1996 totalled $455,000 versus $559,000 in the corresponding quarter last year. The reserve coverage as a percentage of nonaccruing loans totalled 101.2% at June 30, 1996. This was a slight increase from the respective reserve coverage at the 1995 year-end. Additionally, $57,000 in interest payments applied as principal reductions on nonaccrual loans instead of being recorded as interest income and $329,000 in loan loss recoveries received during the second quarter of 1996 further contributed to management's assessment of the adequacy of the allowance for loan losses.

NON-INTEREST INCOME. Net gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $112,000 in the second quarter of 1996 and $15,000 in the comparable period of 1995. Included in the $112,000 for the quarter ended June 30, 1996 was a $147,000 gain realized due to the adoption of Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 requires the capitalization of the rights to service mortgage loans for others upon the sale of the underlying loan based on the fair value of those rights. The carrying balance of these rights is included in the mortgage servicing asset.

Losses of $391,000 on real estate operations were recognized in the second quarter of 1996 as compared to $454,000 in the second quarter of 1995. A significant portion of the losses on real estate operations during the second quarters of both 1996 and 1995 were operating costs associated with acquiring, maintaining and disposing of other real estate owned totalling $322,000 and $594,000, respectively. Provisions for other real estate owned added another $165,000 to the loss on real estate operations during the second quarter of 1996, as compared to $210,000 in the second quarter of 1995. In the second quarter of 1996, sales of other real estate owned totalled $1.4 million as compared to $3.1 million in the corresponding quarter of 1995.

Mortgage banking income totalled $716,000 in 1996's second quarter versus $584,000 in 1995's comparable quarter due to an increase in the Company's servicing portfolio. Total loans serviced for investors totalled $908.7 million and $662.3 million, respectively, at June 30, 1996 and 1995.

Other income totalled $696,000 in 1996's second quarter as compared to $743,000 million in the second quarter of 1995. The majority of the decrease was due to a non-recurring gain of $78,000 recognized in 1995 from the sale of student loans.

NON-INTEREST EXPENSE. Non-interest expenses decreased by $1.0 million, or 17.3%, to $5.0 million in the second quarter of 1996 from the second quarter of 1995, primarily due to $1.0 million merger termination charge taken in the second quarter of 1995. Salaries and employee benefits, the largest component of non-interest expense, increased $197,000 or 8.1% from $2.4 million for the second quarter of 1995 to $2.6 million in the current year's corresponding quarter. This increase was primarily due to a higher head count and salary increases. Office occupancy expenses increased from $599,000 in the second quarter of 1995 to $697,000 for the corresponding period of 1996. This increase reflects the costs of maintaining an additional branch as well as the effects of increased investments in technology and systems and the related costs for depreciation. Data processing expenses increased 29.3% from $335,000 for the quarter ended June 30, 1995 to $433,000 for the second quarter of 1996 due to an increase in the number of loans and deposits. Mortgage banking expenses increased $68,000 from $280,000 in the second quarter of 1995 to $348,000 for the second quarter of 1996 due to increased amortization of the purchased servicing rights. This amortization totalled $228,000 in the second quarter of 1996 versus $194,000 in the comparable quarter in 1995. Marketing expenses increased 12.1% from $214,000 in the second quarter of 1995 to $240,000 in the current year's corresponding quarter due to increased discretionary promotions. Professional fees increased 9.9% from $182,000 in the second quarter of 1995 to $200,000 in the corresponding period of 1996 as a result of increased corporate legal and miscellaneous consulting fees. Deposit insurance expense decreased $422,000 or 99.1% from the second quarter of 1995 as a result of the reduction in the FDIC deposit assessment rates. Other operating expenses increased slightly over the comparable period of last year.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $125,000 for the second quarter of 1996 as compared to $150,000 in the second quarter of 1995. Offsetting the income tax benefit in 1996, the Company recorded an income tax expense of $1.8 million on its financial statement earnings.

FINANCIAL CONDITION
- -------------------
Total assets increased $63.1 million from December 31, 1995 to $1,174.0 million at June 30, 1996. The rise is attributable primarily to an increase of $53.1 million in the loan portfolio as well as an increase of $8.6 million in the investment portfolio. Corresponding with these increases was an increase in both deposits and borrowed funds to support the growth.

LOANS. The following table shows the composition of the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.
                                                    6/30/96        12/31/95
                                                    --------        --------
                                                       (In thousands)
Real estate loans:
  Residential                                       $589,338       $558,231
  Commercial                                         132,293        121,909
  Construction and land                               25,173         18,138
                                                    --------       --------
    Total real estate loans                          746,804        698,278
                                                    --------       --------
Consumer                                              54,817         51,170
Commercial                                            20,246         19,150
                                                    --------       --------
    Total loans                                     $821,867       $768,598
                                                    ========       ========


Residential real estate loans increased $31.1 million from December 31, 1995 to $589.3 million at June 30, 1996. Loans held for sale decreased from $5.2 million at December 31, 1995, to $1.0 million at June 30, 1996. Residential loans closed during the first six months of 1996 totalled $106.9 million as compared to $40.3 million during the corresponding period of 1995. Interest rates affect both the mortgage refinance and home purchase markets and were at relatively low rates in the first six months of 1996 resulting in the high level of closings in 1996 over 1995's level of closings.

Commercial real estate loans increased to $132.3 million at June 30, 1996 from $121.9 million at December 31, 1995, resulting primarily from new loan volume. Construction and land loan balances increased $7.0 million to $25.2 million at June 30, 1996. Outstanding commercial loans increased $1.1 million from December 31, 1995, to $20.2 million at June 30, 1996. Originations of commercial real estate, construction and land loans, and commercial loans are sensitive to interest rates, real estate values and business activity and totalled $44.3 million in the first six months of 1996 as compared to $29.0 million in the first six months of 1995.

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

Significant progress over the past several years has been made in reducing total non-performing assets. However, Andover continues to experience levels of non-performing assets that produce high levels of foregone income, provisions for loan and other real estate owned losses, loan charge-offs and other costs associated with non-performing assets. Interest income of approximately $800,000 would have been recorded in the first six months of 1996 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms. Interest income actually recognized thus far in 1996 on nonaccruing loans amounted to approximately $181,000. Additionally, another $143,000 in interest payments were applied as a reduction of the nonaccruing loan balances instead of as interest income during the first six months of 1996.

The following table shows the composition of non-performing assets at June 30, 1996 and December 31, 1995:

                                                     6/30/96       12/31/95
                                                     -------       --------
                                                     (Dollars in thousands)

Nonaccruing loans                                     $11,658       $11,627
Restructured loans                                      2,566         5,583
                                                      -------       -------
    Total non-performing loans                         14,224        17,210
Other real estate owned                                 2,554         4,158
                                                      -------       -------
    Total non-performing assets                       $16,778       $21,368
                                                      =======       =======

Total non-performing assets as a
 percentage of total assets                              1.4%          1.9%

Total non-performing assets decreased $4.6 million in the first six months of 1996, primarily due to restructured loans returned to the performing loan portfolio as well as from the sale of other real estate owned. During the first six months of 1996, $1.0 million of loans were written down to their net fair value and reclassified out of loans and into other real estate owned. Excluded from the above table is a loan that is classified as a potential problem loan by management. This loan totals $3.7 million and is less than 90 days past due, evidences one or more weaknesses or potential weaknesses and may become a non-performing asset in future periods depending on the circumstances of the loan.

The following table shows detailed activity by quarter of nonaccruing loans and other real estate owned for the quarters ending March 31 and June 30, 1996 and 1995:

                                  6/30/96     3/31/96    6/30/95     3/31/95
                                  -------     -------    -------     -------
                                                (In thousands)

Beginning balance                 $15,358     $15,785    $21,747     $23,312
Additions                           3,465       1,852      2,276       2,254
Sales, restructurings,
  payments and other decreases     (4,168)     (1,880)    (4,164)     (2,949)
Charge-offs and valuation
  adjustments                        (443)       (399)      (625)       (870)
                                  -------     -------    -------     -------
Balance at end of quarter         $14,212     $15,538    $19,234     $21,747
                                  =======     =======    =======     =======


At June 30, 1996, total impaired loans were $11.5 million, of which $4.2 million had related allowances of $0.7 million and $7.3 million which did not require a related allowance. During the period ended June 30, 1996, the average recorded value of impaired loans was $11.6 million and the related amount of interest income recognized was $131,000.

Nonaccruing Loans. The following table shows the composition of nonaccruing loans at June 30, 1996 and December 31, 1995:

                                                          6/30/96    12/31/95
                                                          -------    --------
                                                         (Dollars in thousands)

Residential real estate                                   $ 2,654     $ 3,037
Commercial real estate                                      8,009       7,195
Construction and Land                                          79         ---
Commercial                                                    695       1,136
Consumer                                                      221         259
                                                          -------     -------
  Total loans on nonaccrual                               $11,658     $11,627
                                                          =======     =======

Allowance for loan losses                                 $11,802     $11,665
                                                          =======     =======
Allowance for loan losses as a
 percentage of nonaccruing loans                           101.2%      100.3%
Allowance for loan losses as a
 percentage of non-performing loans                         83.0%       67.8%
Allowance for loan losses as a
 percentage of total loans                                   1.4%        1.5%


During the first six months of 1996, loans on nonaccrual increased slightly to $11.7 million. Part of the increase was due to a loan totalling $475,000 that had been in the restructured loan balance as of December 31, 1995. Included in the $11.7 million in total nonaccruing loans at June 30, 1996, $1.8 million or 15.0% are less than 90 days past due but have exhibited some other credit weakness. Of the $1.8 million in loans less than 90 days past due, approximately $662,000 or 37.8% have had the terms or interest rate, or both, modified. Substantially all of the modified loans are performing in accordance with their modified terms but have not demonstrated sufficient sustained performance required to remove these loans from their nonaccrual status.

A significant portion of the nonaccrual loans are secured by commercial real estate or multi-family dwellings located in Lawrence, Massachusetts. This city has been especially hard hit with continued declines in real estate values, increasing vacancies and rapid turnover in the multi-family investor-owned properties, which represents the majority of the Bank's collateral on troubled loans and other real estate owned properties in Lawrence. Continued deterioration in this market area will adversely impact the collectibility of certain real estate loans and may result in a continued high level of non-performing assets. At June 30, 1996, approximately $6.0 million of non-performing loans and $1.7 million of other real estate owned were secured by properties located in Lawrence, consisting primarily of multi-family dwellings, as compared to approximately $9.1 million and $2.3 million, respectively, at December 31, 1995. The amount of accruing loans secured by properties in Lawrence totalled approximately $50.1 million at June 30, 1996. Substantially all of these loans were secured by residential properties, the majority of which are one-to-four family dwellings.

While stabilization has appeared in certain sectors of the economy and real estate markets, if the regional economy deteriorates, nonaccruing loans would likely increase, reversing progress made by the Bank in reducing non-performing assets over the past several years.

RESTRUCTURED LOANS. A restructured loan is one for which the Bank has modified the terms to provide a temporary reduction in the rate of interest and, in most instances, an extension of payments of principal or interest, or both, due to the deterioration in the financial position of the borrower. Restructured loans are not returned to performing status until the obligation has performed for a sustained period of time at a market rate of interest and its ultimate collectibility is no longer in doubt.

At June 30, 1996 and December 31, 1995, restructured loans totalled $2.6 million and $5.6 million, respectively. This decrease was primarily due to restructured loans being returned to the accruing loan portfolio. The weighted average interest rate on restructured loans as of June 30, 1996 was approximately 7.2%. Interest income that would have been recognized in 1996 if restructured loans had been performing in accordance with their original terms was $105,000. The actual amount of interest on these loans that was recognized in interest income in 1996 was $89,000.

OTHER REAL ESTATE OWNED. The deterioration in the New England real estate market and economy caused foreclosures resulting in the Bank's holding other real estate owned.

The following table shows the composition of other real estate owned at June 30, 1996 and December 31, 1995:

                                                   6/30/96      12/31/95
                                                   -------      --------
                                                     (In thousands)

Residential real estate                             $  774        $1,131
Commercial real estate                                 340           572
Multi-family real estate                             1,353         1,820
Construction and land                                  373         1,048
                                                    ------        ------
                                                     2,840         4,571
Valuation allowance                                   (286)         (413)
                                                    ------        ------
 Total other real estate owned                      $2,554        $4,158
                                                    ======        ======


The following table shows changes in the valuation allowance for other real estate owned for the quarters and six months ended June 30, 1996 and 1995:

                                          Quarters Ended                 Year-to-Date
                                              June 30,                     June 30,
                                        -------------------          -------------------
                                        1996           1995          1996           1995
                                        ----           ----          ----           ----
                                                         (In thousands)

Balance, beginning of period            $ 349         $ 634          $ 413         $ 715
Provision                                 165           210            305           420
Charge-offs                              (228)         (309)          (432)         (600)
                                        -----         -----          -----         -----
Balance, end of period                  $ 286         $ 535          $ 286         $ 535
                                        =====         =====          =====         =====

Properties substantively repossessed, for which the Bank has not completed legal transfer of ownership, included in the above, totalled $50,000 at June 30, 1996 and $384,000 at December 31, 1995. All other real estate owned is carried at the lower of the loan or the estimated net fair value of the property constructively or actually received. Initial write-downs to net fair value are charged to the allowance for loan losses. Subsequent declines in fair value due to the deterioration in real estate values are charged to the valuation allowance. Losses on real estate operations totalled $868,000 in the first six months of 1996, as compared to $1.0 million in the first six months of 1995. The addition to the valuation allowance for other real estate owned totalled $305,000 for the first six months of 1996 as compared to $420,000 in the same period in 1995. Operating costs associated with acquiring, maintaining and disposing of other real estate owned added another $625,000 to the losses on real estate operations during the first six months of 1996, as compared to $1.1 million in the corresponding period in 1995.

During the first six months of 1996, sales of other real estate owned totalled $2.4 million, as compared to $4.7 million in the first six months of 1995. In the first six months of 1996, net gains of $62,000 on sales of other real estate owned were recognized as compared to net gains of $451,000 on sales of properties in the corresponding period in 1995. Pending sales under firm offers or purchases and sales agreements on properties with carrying values of approximately $650,000 are anticipated for the third quarter. There is no assurance Such sales will take place. There were no commitments for capital expenditures on real estate acquired by foreclosure at June 30, 1996.


ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters and six months ended June
30, 1996 and 1995:

                                       Quarters Ended           Year-to-Date
                                          June 30,                 June 30,
                                    -------------------       ------------------
                                     1996         1995         1996        1995
                                    ------       ------       ------      ------
                                                    (In thousands)

Balance at beginning of period     $11,568      $11,955      $11,665      $12,343
Provision                              360          175          755          325

Charge-offs:
 Residential real estate               (87)        (367)        (297)        (676)
 Commercial real estate               (338)        (169)        (685)        (440)
 Construction and land                 (43)
 Commercial                             (8)         (51)         (21)
 Consumer                              (22)         (23)        (102)         (42)
                                   -------      -------      -------      -------
    Total charge-offs                 (455)        (559)      (1,135)      (1,222)
                                   -------      -------      -------      -------
Recoveries:
 Residential real estate                23           10           23           10
 Commercial real estate                 18           87           23          ll8
 Construction and land                 119           --          178            2
 Commercial                            165           35          231          122
 Consumer                                4           11           13           16
                                   -------      -------      -------      -------
    Total recoveries                   329          143          517          268
                                   -------      -------      -------      -------
Net charge-offs                       (126)        (416)        (618)        (954)

     Balance at end of period      $11,802      $11,714      $11,802      $11,714
                                   =======      =======      =======      =======
Ratio of anualized net
  charge-offs to average
  loans outstanding                   0.06%        0.25%        0.16%        0.29%


Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses." Charge-offs totalled $455,000 million during the second quarter of 1996 and were spread out among 20 loans; the largest charge-off during the quarter was $100,000.

INVESTMENTS. As of June 30, 1996, the Company's total investment portfolio amounted to $293.9 million, an increase of $8.7 million from $285.2 million at year-end 1995. This increase resulted primarily from the purchase of $52.7 million in investments available for sale. Offsetting these purchases was the sale and maturity of $26.2 million in investments available for sale.

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

The following table presents the carrying values of the investment portfolio at June 30, 1996 and December 31, 1995:

                                                   6/30/96      12/31/95
                                                   -------      --------
                                                      (In thousands)

SHORT-TERM INVESTMENTS                            $ 13,700      $  9,000
                                                  ========      ========

INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
U.S. government and federal agency obligations    $ 57,708      $ 52,490
Other bonds and obligations                          9,133        14,382
                                                  --------      --------
   Total bonds and obligations                      66,841        66,872
                                                  --------      --------

GNMA mortgage-backed securities                     33,199        37,195
FHLMC participation certificates                    23,506         4,420
Collateralized mortgage obligations                    ---           482
FNMA pass-through certificates                       4,927           ---
                                                  --------      --------
   Total mortgage-backed securities                 61,632        42,097
                                                  --------      --------
   Total investments available for sale           $128,473      $108,969
                                                  ========      ========

INVESTMENTS HELD TO MATURITY (AMORTIZED COST):
U.S. government and federal agency obligations    $    ---      $  1,500
Other bonds and obligations                         13,740        12,758
                                                  --------      --------
   Total bonds and obligations                      13,740        14,258
                                                  --------      --------

FHLMC participation certificates                    70,625        78,649
FNMA pass-through certificates                      61,493        67,375
GNMA mortgage-backed securities                      4,188         4,458
Other asset-backed securities                        1,220         1,407
Collateralized mortgage obligations                    434         1,116
                                                  --------      --------
   Total mortgage-backed securities                137,960       153,005
                                                  --------      --------
   Total investments held to maturity             $151,700      $167,263
                                                  ========      ========

   Total investments                              $293,873      $285,232
                                                  ========      ========


The following table presents the gross unrealized gains and losses by major categories of securities as of June 30, 1996:
                                                   Unrealized   Unrealized
                                                     Gains        Losses
                                                     -----        ------
                                                        (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations      $  139      $(1,158)
Other bonds and obligations                             61          (21)
Mortgage-backed securities                             239         (854)
                                                    ------      -------
    Total investments available for sale               439       (2,033)
                                                    ------      -------
INVESTMENTS HELD TO MATURITY:
Other bonds and obligations                         $   71      $   (86)
Mortgage-backed securities                             539       (2,128)
                                                    ------      -------
    Total investments held to maturity                 610       (2,214)
                                                    ------      -------
    Total unrealized gains and losses               $1,049      $(4,247)
                                                    ======      =======

At June 30, 1996, the Company's net unrealized loss on investments available for sale, net of applicable income taxes, amounted to $944,000, a market value decrease of $1.1 million from a net unrealized gain of $199,000 at December 31, 1995. At June 30, 1996, the Company's net unrealized loss on investments held to maturity totalled $1.6 million, a change of $4.1 million from a net unrealized gain of $2.5 million at December 31, 1995. The change in the net unrealized loss on the total investment portfolio from the end of 1995 was primarily due to increased market interest rates.

DEPOSITS AND BORROWED FUNDS. Total deposits increased from $743.2 million at December 31, 1995 to $780.5 million at June 30, 1996. This increase was most pronounced in certificates of deposit and demand deposit accounts. All other core deposits, excluding money market accounts, also experienced an increase during the first six months of 1996.

The following table shows the composition of the Company's deposits at June 30,
1996 and December 31, 1995:
                                                   6/30/96      12/31/95
                                                   -------      --------
                                                       (In thousands)

Demand deposit accounts                           $ 64,113      $ 54,516
Regular savings accounts                            71,825        68,052
NOW accounts                                        73,649        67,275
Money market deposit accounts                      127,456       130,437
Certificates of deposit                            443,457       422,925
                                                  --------      --------
     Total deposits                               $780,500      $743,205
                                                  ========      ========

Securities sold under agreements to repurchase increased $20.1 million from $9.2 million at December 31, 1995, to $29.3 million at June 30, 1996. Federal Home Loan Bank advances increased $4.9 million from December 31, 1995, to $268.3 million at June 30, 1996. The increase in total borrowings was used to augment deposit increases to fund the growth in loans and investments during the first six months of 1996.

LIQUIDITY. Liquidity refers to the ability of the Company to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from its bank subsidiaries. ABNH will be limited in its ability to pay dividends during its initial years of operation. The Banks have a diverse base of funding sources including customer deposits, borrowed funds, repayments and amortization of loans, mortgage-backed securities and investment securities. A portion of the Banks' deposits represent core deposits, which management believes are relatively insensitive to fluctuations in interest rates. Sources of borrowed funds include funds purchased from other banks, the sale of securities under repurchase agreements and borrowings from the FHLB, of which the Bank is a voluntary member. The Bank also may obtain funds from the Federal Reserve Bank of Boston by pledging certain assets.

In the second quarter of 1996, the Company paid dividends in the amount of $637,000. In July, 1996, the Company declared a dividend in the amount of $638,000, payable in the third quarter of 1996.

Cash flows provided by operations increased to $7.1 million in the first six months of 1996 from cash flows used by operations of $3.0 million in the corresponding period of 1995 due primarily to a decrease in assets held for sale and investment trading accounts. Cash flows used by investing activities increased to $60.6 million for the six months ended June 30, 1996, from cash flows provided by investing activities of $3.5 million during the equivalent period last year. This was mainly attributable to increased purchases of investments available for sale and an increase in portfolio loans. Cash flows provided by financing activities increased for the period ended June 30, 1996 to $61.4 million, as compared to $17.7 million in the equivalent period in 1995 due to an increase in total deposits and securities sold under agreements to repurchase.

At June 30, 1996, the Company had home equity, reserve credit and commercial unused lines of credit totalling $78.6 million. Outstanding commitments to originate real estate loans totalled $30.7 million. Unadvanced portions of real estate loans amounted to $14.9 million. Standby letters of credit were $1.8 million. Loans sold with recourse totalled $4.7 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current leverage and risk-based capital requirements as of June 30, 1996:

                                                   Risk-Based Capital Ratio
                                         Leverage  ------------------------
                                          Ratio        Tier 1    Total
                                          -----        ------    -----

Andover Bancorp                            7.8%         13.3%    14.5%
Andover Bank                               7.4          12.7     14.0
Andover Bank NH                           23.4          23.3     23.9


Current minimum regulatory requirements as of June 30, 1996 were 4.0% for the leverage ratio and 4.0% and 8.0%, respectively, for the tier 1 and total risk-based capital ratios. Under the FDIC's prompt corrective action regulations promulgated pursuant to the FDIC Improvement Act of 1991, the Banks have sufficient capital to be considered "well-capitalized". Therefore, the Banks are entitled to pay the lowest deposit premium assessment possible.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                     --------------------------------------


RESULTS OF OPERATIONS
- ---------------------

GENERAL. Net income amounted to $5.7 million, $1.33 per share, for the six months ended June 30, 1996, compared to net income of $4.2 million, $1.00 per share, in the corresponding period of 1995.

The financial performance in the first six months of 1995 was negatively impacted by a $1.0 million pre-tax charge taken in the second quarter related to the termination of the previously announced merger with Finest Financial Corp. ("Finest"), while the financial results in 1996 included a pre-tax credit of $225,000 for the execution of the termination agreement with Finest. However, mitigating those affects have been high levels of non-performing assets which result in high levels of foregone income, provision for loan and other real estate owned losses and other operating costs associated with holding and disposing of other real estate owned. Included in the year-to-date 1996 results were net gains of $258,000 on sales and redemptions of loans and the investment portfolio, compared to net gains of $161,000 during the corresponding period of 1995. Andover's annualized return on average assets increased to 1.01% for the first six months of 1996 compared to 0.81% in the comparable period of 1995. The annualized return on average stockholders' equity increased to 13.07% in the first six months of 1996 from 10.66% in the comparable period of 1995.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $17.3 million for the first six months of 1996, as compared to $16.1 million for the same period in 1995, an increase of 7.5%. The amount of interest income excluded from earnings on non-accruing loans amounted to $476,000 in the first six months of 1996 compared to $527,000 in the comparable period of 1995. Increased market interest rates resulted in a 4 basis point rise in the yield on earning assets from the first six months of 1995 to the comparable period of 1996. During this same period, the rate paid on interest-bearing liabilities increased by 15 basis points. This compression resulted in a slightly reduced yield on earning assets of 3.19% for the first six months of 1996 as compared to 3.20% in 1995.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the first six months of 1996 and 1995 was $755,000 and $325,000, respectively. Among the factors used to determine the provision were loan growth, the level of nonaccrual and restructured loans as well as the level of delinquent loans and charge-offs. Net charge-offs amounted to $618,000 in the first six months of 1996 versus $954,000 in the corresponding period last year.

NON-INTEREST INCOME. Andover recorded gains from non-interest sources of $2.2 million for the first six months of 1996, as compared to $1.8 million in the corresponding period of 1995 primarily as a result of increased loan servicing income and a reduction of the losses on real estate operations. Additionally, gains from sales and redemptions of loans, and the investment portfolio, totalled $258,000 in 1996, as compared to $161,000 in the same period of 1995.

Losses on real estate operations totalled $868,000 during the first six months of 1996 as compared to $1.0 million in the corresponding period of 1995. A large component of the loss on real estate operations during the first six months of both 1996 and 1995 was comprised of operating costs associated with acquiring, maintaining and disposing other real estate owned and totalled $625,000 and $1.1 million, respectively.

Mortgage banking income totalled $1.4 million during the first six months of 1996 as compared to $1.1 million in the corresponding period of 1995 due to an increase in the Company's servicing portfolio.

Other income totalled $1.4 million in the first six months of 1996 versus $1.5 million in the first six months of 1995. This decrease was primarily the result of non-recurring gains on the sale of a non-marketable security, former branch facility and the student loan portfolio during 1995.

NON-INTEREST EXPENSE. Non-interest expenses decreased 8.5% to $9.8 million in the first six months of 1996 primarily due to reduced FDIC deposit assessment rates and a pre-tax credit of $225,000 for the execution of a merger termination agreement with Finest as compared to a the $1.0 million pre-tax charge for the terminated merger with Finest in 1995. Salaries and benefits increased 6.3% to $5.1 million in 1996 due to increased personnel and merit increases. Office occupancy and equipment increased 18.5% to $1.4 million due to increased investments in computers and related costs for depreciation as well as costs associated with the ABNH branch. Data processing expenses increased 16.0% to $819,000 as a result of a higher loan and deposit base resulting from the Company's growth as well as from the purchase of mortgage loan servicing. Mortgage banking expenses increased 59.6% to $624,000 due to increased amortization of the purchased servicing rights. Marketing expenses increased 16.0% to $456,000 primarily due to an increased number of discretionary promotions. Professional fees increased to $387,000 as a result of legal and examination fees. Deposit insurance premiums decreased to $7,000 due to a reduction in the FDIC assessment rates. Other operating expenses increased 17.7% to $1.2 million primarily due to increased general overhead expenses from operating a larger institution.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $250,000 in the first six months of 1996. Offsetting this income tax benefit, the Company recorded an income tax expense of $3.5 million on its financial statement earnings.

                           PART II - OTHER INFORMATION



ITEM 1     Legal Proceedings
              Not Applicable

ITEM 2     Changes in Securities
              Not Applicable

ITEM 3     Defaults Upon Senior Securities
              Not Applicable

ITEM 4     Submission of Matters to a Vote of Security-Holders
              None

ITEM 5     Other Information
              None

ITEM 6     Exhibits and Reports on Form 8-K
              (a)  Exhibits

                   None

              (b)  Reports on Form 8-K

                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ANDOVER BANCORP, INC.





August 13, 1996                           /s/Gerald T. Mulligan
                                          ---------------------------
                                          Gerald T. Mulligan
                                          President and
                                          Chief Executive Officer






August 13, 1996                           /s/Joseph F. Casey
                                          ---------------------------
                                          Joseph F. Casey
                                          Chief Financial Officer
                                          and Treasurer