Form 10-Q
period 1996-09-30
ANDOVER BANCORP INC
filed 1996-11-08
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996 or
                               ------------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number      0-16358
                         -------------


                              ANDOVER BANCORP, INC.
             ------------------------------------------------------
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

                                 (508) 749-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                 Class: Common Stock, par value $0.10 per share
              Outstanding as of November 4, 1996: 5,130,118 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                                      Index

                         PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements                                                Page

            Consolidated Balance Sheets                                       1

            Consolidated Statements of Operations                             2

            Consolidated Statements of Changes in
              Stockholders' Equity                                            3

            Consolidated Statements of Cash Flows                           4-5

            Notes to Consolidated Financial Statements                        6

            Analysis of Net Yield on Earning Assets                           7


ITEM 2  Management's Discussion and Analysis of                            8-17
        Financial Condition and Results of Operations
            For the Quarter Ended September 30, 1996
        Management's Discussion and Analysis of                           18-19
        Results of Operations
          For the Nine Months Ended September 30, 1996

                           PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                                    20

ITEM 2  Changes in Securities                                                20

ITEM 3  Defaults upon Senior Securities                                      20

ITEM 4  Submission of Matters to a Vote of Security Holders                  20

ITEM 5  Other Information                                                    20

ITEM 6  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                   21

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                            ---------------------------
                                                    (Unaudited)

                                                                           SEPT. 30, 1996         DEC. 31, 1995
                                                                           --------------         -------------
                                                                                       (In thousands)

                                                       ASSETS

Cash and due from banks                                                      $   16,882              $  19,236
Short-term investments                                                           40,500                  9,000
                                                                             ----------              ---------
  Cash and cash equivalents                                                      57,382                 28,236
                                                                             ----------              ---------
Assets held for sale (Market value
   $5,163 in 1995)                                                                  ---                  5,162
Investments available for sale (Amortized
   cost of $102,079 in 1996 and $108,643
   in 1995)                                                                     101,659                108,969
Investments held to maturity (Market value
   $142,019 in 1996 and $169,761 in 1995)                                       143,273                167,263
Loans                                                                           859,616                768,598
Allowance for loan losses                                                       (12,035)               (11,665)
                                                                             ----------              ---------
  Net loans                                                                     847,581                756,933
                                                                             ----------              ---------

Other real estate owned, net                                                      2,410                  4,158
Premises and equipment, net                                                       9,916                  9,537
Accrued interest receivable                                                       7,197                  7,164
Stock in FHLBB, at cost                                                          15,747                 13,171
Deferred income taxes receivable                                                  2,566                    830
Mortgage servicing assets                                                         8,196                  6,609
Other assets                                                                      2,860                  2,815
                                                                             ----------             ----------
      Total assets                                                           $1,198,787             $1,110,847
                                                                             ==========             ==========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                   $  787,740             $  743,205
  Securities sold under agreements
   to repurchase                                                                  3,579                  9,212
  Federal Home Loan Bank advances                                               305,986                263,414
  Mortgagors' escrow accounts                                                     3,000                  3,526
  Income taxes payable                                                              858                  1,389
  Accrued expenses and other liabilities                                          5,009                  4,936
                                                                             ----------             ----------
      Total liabilities                                                       1,106,172              1,025,682
                                                                             ----------             ----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value;
   3,000,000 shares authorized, none issued                                         ---                    ---
  Common stock, $0.10 par value;
   15,000,000 shares authorized;
   Shares issued 5,154,968 in 1996
     and 1995                                                                       515                    515
   Additional paid-in capital                                                    71,493                 71,515
   Retained earnings                                                             33,700                 26,183
   Treasury stock, at cost (890,329 shares
     in 1996 and 917,997 shares in 1995)                                        (12,848)               (13,247)
   Unrealized gains (losses) on investments
     available for sale, net                                                       (245)                   199
                                                                             ----------             ----------
       Total stockholders' equity                                                92,615                 85,165
                                                                             ----------             ----------
       Total liabilities and stockholders' equity                            $1,198,787             $1,110,847
                                                                             ==========             ==========


  The accompanying note(s) are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       -------------------------------------
                                                    (Unaudited)

                                                                QUARTERS ENDED                 YEAR-TO-DATE
                                                                   SEPT. 30,                     SEPT. 30,
                                                              1996          1995            1996          1995
                                                             -------       -------         -------       -------
                                                                   (In thousands, except per share amounts)

Interest and dividend income:
  Loans                                                      $16,585       $13,586         $47,688       $39,425
  Mortgage-backed securities                                   3,297         3,816          10,061        11,813
  Investment securities                                        1,369         1,770           4,115         5,312
  Short-term investments                                         139           161             310           411
                                                             -------       -------         -------       -------
        Total interest and dividend income                    21,390        19,333          62,174        56,961
                                                             -------       -------         -------       -------

Interest expense:
  Deposits                                                     8,001         7,542          23,251        21,588
  Federal Home Loan Bank advances                              4,334         3,505          11,986        10,688
  Securities sold under agreements to repurchase                 161           313             742           623
                                                             -------       -------         -------       -------
        Total interest expense                                12,496        11,360          35,979        32,899
                                                             -------       -------         -------       -------
        Net interest and dividend income                       8,894         7,973          26,195        24,062

Provision for loan losses                                      1,305           480           2,060           805
                                                             -------       -------         -------       -------
        Net interest and dividend income
          after provision for loan losses                      7,589         7,493          24,135        23,257
                                                             -------       -------         -------       -------

Non-interest income:
  Net gains (losses) from sales and
    redemptions of assets held for sale                           32            (3)            197            85
  Net gains (losses) from sales and redemptions
    of investments available for sale                           (795)          (52)           (702)           21
  Net gains from redemptions of
    investments held to maturity                                 ---             4             ---             4
  Losses on real estate operations, net                         (371)         (505)         (1,239)       (1,541)
  Mortgage banking income                                        865           637           2,253         1,760
  Other income                                                   550           985           1,926         2,522
                                                             -------       -------         -------       -------
        Total non-interest income                                281         1,066           2,435         2,851
                                                             -------       -------         -------       -------

Non-interest expense:
  Salaries and employee benefits                               2,662         2,384           7,780         7,199
  Office occupancy and equipment                                 656           556           2,034         1,719
  Data processing                                                414           366           1,233         1,072
  Mortgage banking expense                                       418           286           1,042           677
  Professional fees                                              656           175           1,043           505
  Marketing                                                      232           171             688           564
  Deposit insurance premiums                                       4           (39)             11           813
  Merger expense                                                 ---           ---            (225)        1,000
  Other operating expense                                        749           495           1,962         1,526
                                                             -------       -------         -------       -------
        Total non-interest expense                             5,791         4,394          15,568        15,075
                                                             -------       -------         -------       -------

        Income before income tax expense
          (benefit) and extraordinary item                     2,079         4,165          11,002        11,033
  Income tax expense (benefit)                                (1,743)        1,562           1,528         4,212
                                                             -------       -------         -------       -------
        Income before extraordinary item                       3,822         2,603           9,474         6,821
  Extraordinary item, net of tax (note 2)                       (173)          ---            (173)          ---
                                                             -------       -------         -------       -------
        Net income                                           $ 3,649       $ 2,603         $ 9,301       $ 6,821
                                                             =======       =======         =======       =======

Average number of common shares outstanding                    4,256         4,223           4,246         4,216

Income per share before extraordinary item                   $  0.90       $  0.62         $  2.23       $  1.62
Extraordinary item per share, net of taxes (note 2)            (0.04)           --           (0.04)           --
                                                             -------       -------         -------       -------
Net income per share                                         $  0.86       $  0.62         $  2.19       $  1.62
                                                             =======       =======         =======       =======

  The accompanying note(s) are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            ----------------------------------------------------------
                       Year Ended December 31, 1995 and Nine Months Ended September 30, 1996
                                                    (Unaudited)

                                                                                          UNREALIZED
                                                                                        GAINS (LOSSES)     TOTAL
                                                  ADDITIONAL                            ON INVESTMENTS     STOCK-
                                       COMMON      PAID-IN      RETAINED     TREASURY      AVAILABLE      HOLDERS'
                                        STOCK      CAPITAL      EARNINGS       STOCK      FOR SALE(1)      EQUITY
                                       ------     ----------    --------     --------   --------------    --------
                                                                    (In thousands)

Balance at December 31, 1994            $513       $71,172       $18,701     $(13,247)      $(4,617)       $72,522

  Net income                             ---           ---         9,338          ---           ---          9,338
  Dividends declared and
    paid ($0.44 per share)               ---           ---        (1,856)         ---           ---         (1,856)
  Stock options exercised                  2           343           ---          ---           ---            345
  Change in unrealized
    gains (losses) on
    investments available
    for sale                             ---           ---           ---          ---         4,816          4,816
                                        ----       -------       -------     --------       -------        -------

Balance at December 31, 1995             515        71,515        26,183      (13,247)          199         85,165

  Net income                             ---           ---         9,301          ---           ---          9,301
  Dividends declared and
    paid ($0.42 per share)               ---           ---        (1,784)         ---           ---         (1,784)
  Stock options exercised                ---           (22)          ---          399           ---            377
  Change in unrealized
    gains (losses) on
    investments available
    for sale                             ---            ---          ---          ---          (444)          (444)
                                        ----        -------      -------     --------       -------        -------

Balance at September 30, 1996           $515        $71,493      $33,700     $(12,848)      $  (245)       $92,615
                                        ====        =======      =======     ========       =======        =======


-------------------------------------------------------
(1) Net of related tax effect.

  The accompanying note(s) are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------
                                                    (Unaudited)

                                                                                     YEAR-TO-DATE
                                                                                       SEPT. 30,
                                                                                -----------------------
                                                                                   1996          1995
                                                                                ---------     ---------
                                                                                     (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   9,301     $   6,821
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                        2,060           805
   Net losses on sales and provisions
     for other real estate owned                                                      342            70
   Net gains from sales and redemptions of
     investments available for sale                                                  (703)          (21)
   Net gains from redemptions of investments
     held to maturity                                                                  --            (4)
   Net gains from sales and writedowns of
     assets held for sale                                                            (165)          (85)
   Depreciation and amortization                                                    1,036           842
   Amortization of fees, discounts and premiums, net                                  337           455
   (Increase) decrease in:
     Assets held for sale                                                           3,196          (893)
     Accrued interest receivable                                                      (33)         (741)
     Income taxes receivable                                                       (1,435)        2,876
     Mortgage servicing assets                                                     (1,587)       (1,497)
     Other assets                                                                     (45)        1,851
   Increase (decrease) in:
     Mortgagors' escrow accounts                                                     (526)          922
     Accrued income taxes payable                                                    (531)         (480)
     Accrued expenses and other liabilities                                            73           154
                                                                                ---------     ---------
       Net cash provided by operating activities                                   11,320        11,075
                                                                                ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments available for sale                                    (77,535)          ---
   Purchases of investment securities and FHLB stock                               (4,120)      (17,171)
   Purchases of mortgage-backed securities                                            ---        (2,961)
   Proceeds from sales of investments available for sale                           76,173        27,370
   Proceeds from maturities and redemptions of investments
     available for sale                                                             6,023         2,572
   Proceeds from maturities and redemptions of investments
     held to maturity                                                               4,000         3,031
   Principal repayments of investments available for sale                           6,755         5,934
   Principal repayments of mortgage-backed securities                              21,284        14,907
   Whole loan purchases                                                           (30,721)          ---
   Net increase in loans                                                          (65,537)      (59,721)
   Capital expenditures on premises and equipment, net                             (1,415)         (538)
   Proceeds from disposition of other real estate owned                             2,881         6,120
   Capital expenditures on other real estate owned                                    (29)         (250)
                                                                                ---------     ---------
       Net cash used by investing activities                                      (62,241)      (20,707)
                                                                                ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                        44,535        15,778
   Net increase (decrease) in securities sold
     under agreements to repurchase                                                (5,633)       28,382
   Proceeds from issuance of FHLB advances                                        399,469       194,046
   Principal repayments of FHLB advances                                         (356,897)     (210,341)
   Dividends paid                                                                  (1,784)       (1,348)
   Stock options exercised                                                            377           222
                                                                                ---------     ---------
       Net cash provided by financing activities                                   80,067        26,739
                                                                                ---------     ---------
Net increase in cash and cash equivalents                                          29,146        17,107
Cash and cash equivalents, at beginning of period                                  28,236        23,382
                                                                                ---------     ---------
Cash and cash equivalents, at end of period                                     $  57,382     $  40,489
                                                                                =========     =========

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 -------------------------------------
                                                    (Unaudited)

                                                                                    YEAR-TO-DATE
                                                                                      SEPT. 30,
                                                                                --------------------
                                                                                  1996         1995
                                                                                -------      -------
                                                                                   (In thousands)

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                               $36,193      $32,933
         Income taxes                                                             3,333        1,799
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale                                                  27,169       10,192
    Conversion of real estate loans to mortgage-backed
       securities available for sale                                              2,199          ---
    Transfer of mortgage-backed securities held for
       sale to investments available for sale                                     2,131          ---
    Transfer of loans to other real estate owned                                  1,446        2,632










  The accompanying note(s) are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

2)        EARLY EXTINGUISHMENT OF DEBT

          During the third quarter of 1996, the Company refinanced approximately $19.1 million of Federal Home Loan Bank (FHLB) advances which had a weighted average cost of 7.88%, incurring a prepayment fee of $298,000 or $173,000 net of tax. The source of funds used was new FHLB advances with a weighted average rate of 5.72%.

3)        STOCK DIVIDEND

          After the close of the periods presented, the Company declared a 20% stock dividend, payable in the form of one share for each five shares of common stock outstanding, to stockholders of record on October 28, 1996. The payment date for the stock dividend is November 13, 1996.
          The effect of this stock dividend on earnings per share for all periods presented in the report is as follows:

                                             Quarters Ended               Year-to-Date
                                           September 30, 1996          September 30, 1996

                                            1996         1995           1996         1995
                                           -----        -----          -----        -----

Income Before Extraordinary Item           $0.75        $0.51          $1.86        $1.35
Extraordinary Item, Net of Taxes           (0.03)          --          (0.03)          --
                                           -----        -----          -----        -----

Net Income                                 $0.72        $0.51          $1.83        $1.35
                                           =====        =====          =====        =====

Weighted Average Shares
  Outstanding                          5,106,948    5,067,474      5,095,547    5,058,947

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                                      ANALYSIS OF NET YIELD ON EARNING ASSETS
                                                    (Unaudited)

                                                                      Quarters Ended Sept. 30,
                                                                      ------------------------
                                                           1996                                        1995
                                           ---------------------------------           ----------------------------------
                                                         Interest    Average                         Interest     Average
                                             Average      Earned/     Yield/             Average      Earned/      Yield/
                                             Balance       Paid      Rate(3)             Balance       Paid       Rate(3)
                                           ----------    --------    -------           ----------    --------     -------
                                                                        (Dollars in thousands)

ASSETS
Interest-earning assets:
  Short-term investments                   $   10,751     $   139      5.14%           $   10,823     $   161       5.90%
  Investment securities (1)                    92,274       1,369      5.90               115,273       1,770       6.09
  Mortgage-backed securities (1)              192,551       3,297      6.81               227,471       3,816       6.66
                                           ----------     -------                      ----------     -------
   Total investments                          295,576       4,805      6.47               353,567       5,747       6.45
                                           ----------     -------                      ----------     -------
  Real estate loans (1) (2)                   769,197      14,940      7.73               614,140      11,918       7.70
  Consumer loans (2)                           56,088       1,180      8.37                50,177       1,180       9.33
  Commercial loans (2)                         20,027         465      9.24                17,366         488      11.15
                                           ----------     -------                      ----------     -------
   Total loans                                845,312      16,585      7.81               681,683      13,586       7.91
                                           ----------     -------                      ----------     -------
   Total interest-earning assets            1,140,888      21,390      7.46%            1,035,250      19,333       7.41%
                                                          -------                                     -------

Allowance for loan losses                     (11,875)                                    (11,550)
Other real estate owned                         2,538                                       6,014
Other assets                                   52,420                                      44,483
                                           ----------                                  ----------
   Total assets                            $1,183,971                                  $1,074,197
                                           ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                             $   68,308     $   171      1.00%           $   68,308     $   185       1.15%
  Regular savings accounts                     73,517         415      2.25                73,517         393       2.18
  Money market deposit accounts               127,167         928      2.90               127,167         870       2.63
  Certificates of deposit                     451,429       6,487      5.72               451,429       6,094       5.69
                                           ----------     -------                      ----------     -------
   Total interest-bearing deposits            720,421       8,001      4.08               780,895       7,542       4.33
                                           ----------     -------                      ----------     -------
Borrowed funds:
  Reverse repurchase agreements                12,218         161      5.24                12,218         313       6.00
  Federal Home Loan Bank advances             291,467       4,334      5.92               291,467       3,505       6.13
                                           ----------     -------                      ----------     -------
   Total borrowed funds                       303,685       4,495      5.89               303,685       3,818       6.12
                                           ----------     -------                      ----------     -------
   Total interest-bearing
     liabilities                            1,024,106      12,496      4.85%            1,024,106      11,360       4.80%
                                                          -------                                     -------
Demand deposits                                60,474                                      60,474
Other liabilities                               8,542                                       8,542
                                           ----------                                  ----------
   Total liabilities                        1,093,122                                   1,093,123
Stockholders' equity                           90,849                                      90,849
                                           ----------                                  ----------
   Total liabilities and stock-
      holders' equity                      $1,183,971                                  $1,183,971
                                           ==========                                  ==========
Net interest income                                       $ 8,894                                     $ 7,973
                                                          =======                                     =======
Interest rate spread                                                   2.61%                                        2.61%
                                                                       =====                                        =====
Net yield on earning assets                                            3.10%                                        3.06%
                                                                       =====                                        =====

                                                                        Year-to-Date Sept. 30,
                                                                        ----------------------
                                                            1996                                       1995
                                          ------------------------------------          ---------------------------------
                                                          Interest     Average                        Interest    Average
                                            Average        Earned/      Yield/           Average       Earned/     Yield/
                                            Balance         Paid       Rate(3)           Balance        Paid      Rate(3)
                                          ----------      --------     -------          --------      --------    -------
                                                                        (Dollars in thousands)

ASSETS
Interest-earning assets:
  Short-term investments                  $    7,898       $   310      5.24%           $  9,481       $   411      5.80%
  Investment securities (1)                   92,661         4,115      5.93             113,361         5,312      6.27
  Mortgage-backed securities (1)             197,117        10,061      6.82             235,367        11,813      6.71
                                          ----------       -------                      --------       -------
   Total investments                         297,676        14,486      6.50             358,200        17,536      6.55
                                          ----------       -------                      --------       -------
  Real estate loans (1) (2)                  736,116        42,767      7.76             596,129        34,563      7.75
  Consumer loans (2)                          54,210         3,506      8.64              50,529         3,457      9.15
  Commercial loans (2)                        19,357         1,415      9.76              16,754         1,405     11.21
                                          ----------       -------                      --------       -------
   Total loans                               809,683        47,688      7.87             663,412        39,425      7.95
                                          ----------       -------                      --------       -------
   Total interest-earning assets           1,107,359        62,174      7.50%          1,021,621        56,961      7.45%
                                                           -------                                     -------

Allowance for loan losses                    (11,760)                                    (11,845)
Other real estate owned                        3,046                                       7,323
Other assets                                  49,332                                      44,274
                                          ----------                                    --------
   Total assets                           $1,147,977                                  $1,061,373
                                          ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                            $   66,430       $   491      0.99%           $ 62,322       $   547      1.17%
  Regular savings accounts                    72,135         1,196      2.21              72,850         1,177      2.16
  Money market deposit accounts              128,138         2,767      2.88             134,936         2,603      2.58
  Certificates of deposit                    437,157        18,797      5.74             417,517        17,261      5.53
                                          ----------       -------                      --------       -------
   Total interest-bearing deposits           703,860        23,251      4.41             687,625        21,588      3.94
                                          ----------       -------                      --------       -------
Borrowed funds:
  Reverse repurchase agreements               18,963           742      5.23              13,565           623      6.14
  Federal Home Loan Bank advances            270,696        11,986      5.91             230,248        10,688      6.21
                                          ----------       -------                      --------       -------
   Total borrowed funds                      289,659        12,728      5.87             243,813        11,311      6.20
                                          ----------       -------                      --------       -------
   Total interest-bearing

     liabilities                           1,051,087        35,979      4.84%            931,438        32,899      4.72%
                                                           -------                                     -------
Demand deposits                               57,568                                      44,158
Other liabilities                              8,619                                       5,453
                                          ----------                                    --------
   Total liabilities                       1,059,706                                     981,049
Stockholders' equity                          88,271                                      80,324
                                          ----------                                    --------
   Total liabilities and stock-
      holders' equity                     $1,147,977                                  $1,061,373
                                          ==========                                  ==========
Net interest income                                        $26,195                                     $24,062
                                                           =======                                     =======
Interest rate spread                                                    2.66%                                       2.73%
                                                                        =====                                       =====
Net yield on earning assets                                             3.16%                                       3.15%
                                                                        =====                                       =====


(1)  Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield is calculated using interest income divided by the average balance of the amortized historical cost.
(2)  Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average amounts outstanding.
(3)  Average yield/rate calculation based on an annualized basis reflecting 92 days in the third quarter and 274 days in the year-to-date period for 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                    ----------------------------------------

This quarterly report contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of the risk factors set forth in the Company's filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and changes in the assumptions used in making such forward-looking statements.

RESULTS OF OPERATIONS
---------------------

GENERAL. Net income amounted to $3.6 million, $0.86 per share, for the quarter ended September 30, 1996, compared to net income of $2.6 million, $0.62 per share, in the corresponding quarter of 1995. The current quarter results include a gain of $2.5 million (in the form of a tax benefit) in connection with the recently enacted Small Business Job Protection Act of 1996. Also during the current quarter, the Company restructured its balance sheet resulting in increased professional fees as well as a pre-tax loss of $1.1 million from the sale of low yielding investments and the early extinguishment of high cost debt. Management believes that this restructuring will result in an improved net interest margin. The 1995 third quarter's results included a $471,000 refund from the Federal Deposit Insurance Corporation resulting from a decrease in insurance rates as well as non-recurring gains of $309,000 related to the sale of a non-marketable security and a former branch facility.

Progress continues to be made in the area of reducing non-performing assets and related costs. While the regional economy remains uncertain, commercial real estate values have shown signs of stabilizing. Residential real estate values appear to have stabilized in most markets and, in some areas, have increased in value. While continued progress has been made in reducing non-performing assets, the overall levels of non-performing assets continue to result in foregone income and other operating costs associated with holding and disposing of such assets. Andover's annualized return on average assets increased to 1.23% for the third quarter of 1996 compared to 0.96% in the third quarter of 1995. The annualized return on average stockholders' equity increased to 15.98% in the third quarter of 1996 from 12.68% in the third quarter of 1995.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $8.9 million for the third quarter of 1996 as compared to $8.0 million for the same period in 1995. This increase resulted from a rise in interest-earning assets coupled with a flat interest rate spread. Foregone income, which represents the amount of interest income earned but excluded from earnings on non-performing loans, amounted to $190,000 in the third quarter of 1996, versus $179,000 in the comparable quarter of 1995. The Company shifted its earning asset mix from 66% loans on average during the third quarter of 1995 to 74% in the current quarter. This shift was primarily accomplished through the sale of investments and the reinvestment into loans, both originated by the Company and purchased from another institution. This combination resulted in an increased yield on earning assets of 3.10% for the third quarter of 1996 compared to 3.06% in 1995.

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

The provision for loan losses for the third quarter of 1996 was $1.3 million versus $480,000 in the comparable period in 1995. There are several contributing factors that led to management's conclusion that a higher provision for loan losses was necessary in the third quarter of 1996. These factors include loan growth, the level of nonaccrual and restructured loans as well as the level of delinquent loans and charge-offs. Charge-offs in the third quarter of 1996 totalled $1.5 million versus $768,000 in the corresponding quarter last year.

The majority of the third quarter 1996 charge-offs resulted from the restructuring of a previously reported potential problem loan.

The reserve coverage as a percentage of nonaccruing loans totalled 105.1% at September 30, 1996. This was a slight increase from the respective reserve coverage at the 1995 year-end. Additionally, $99,000 in interest payments applied as principal reductions on nonaccrual loans instead of being recorded as interest income and $405,000 in loan loss recoveries received during the third quarter of 1996 further contributed to management's assessment of the adequacy of the allowance for loan losses.

NON-INTEREST INCOME. Net losses from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $763,000 in the third quarter of 1996 and $51,000 in the comparable period of 1995. Included in the net loss for the quarter ended September 30, 1996 was a net loss of $822,000 resulting from the sale of $40 million of low yielding securities. The majority of these securities were replaced with similar securities at higher yields.

Losses of $371,000 on real estate operations were recognized in the third quarter of 1996 as compared to $505,000 in the third quarter of 1995. A significant portion of the losses on real estate operations during the third quarters of both 1996 and 1995 were operating costs associated with acquiring, maintaining and disposing of other real estate owned totalling $272,000 and $404,000, respectively. Provisions for losses on other real estate owned added another $174,000 to the loss on real estate operations during the third quarter of 1996, as compared to $160,000 in the third quarter of 1995. In the third quarter of 1996, sales of other real estate owned totalled $484,000 as compared to $1.4 million in the corresponding quarter of 1995.

Mortgage banking income totalled $865,000 in 1996's third quarter versus $637,000 in 1995's comparable quarter due to an increase in the Company's servicing portfolio. Total loans serviced for investors totalled $889.5 million and $661.5 million, respectively, at September 30, 1996 and 1995.

Other income totalled $550,000 in 1996's third quarter as compared to $985,000 million in the third quarter of 1995. The majority of the decrease was due to non-recurring gains of $309,000 recorded during the third quarter of 1995 related to the sale of a non-marketable security and a former branch facility, as well as a non-recurring loss of $160,000 recorded during the current quarter resulting from the pending liquidation of an ownership interest in a state mandated loan program.

NON-INTEREST EXPENSE. Non-interest expenses increased by $1.4 million, or 31.8%, to $5.8 million in the third quarter of 1996 from the third quarter of 1995. Salaries and employee benefits, the largest component of non-interest expense, increased $278,000 or 11.7% from $2.4 million for the third quarter of 1995 to $2.7 million in the current year's corresponding quarter. This increase was primarily due to a higher head count and salary increases. Office occupancy expenses increased from $556,000 in the third quarter of 1995 to $656,000 for the corresponding period of 1996. This increase reflects the costs of maintaining an additional branch as well as the effects of increased investments in technology and the related costs for depreciation. Data processing expenses increased 13.1% from $366,000 for the quarter ended September 30, 1995 to $414,000 for the third quarter of 1996 due to an increase in the number of loans and deposits. Mortgage banking expenses increased $132,000 from $286,000 in the third quarter of 1995 to $418,000 for the third quarter of 1996 due to increased amortization of the purchased servicing rights. This amortization totalled $347,000 in the third quarter of 1996 versus $194,000 in the comparable quarter in 1995. Professional fees increased 274.9% from $175,000 in the third quarter of 1995 to $656,000 in the corresponding period of 1996 as a result of tax planning strategies undertaken during the third quarter of 1996 as well as increased corporate legal and miscellaneous consulting fees. Marketing expenses increased 35.7% from $171,000 in the third quarter of 1995 to $232,000 in the current year's corresponding quarter due to increased discretionary promotions. Other operating expenses increased from $495,000 for the quarter ended September 30, 1995 to $749,000 in the third quarter of 1996 due mainly to a non-recurring insurance expense of $155,000 in the current quarter.

INCOME TAX EXPENSE (BENEFIT). During the third quarter of 1996, the Company recorded a one-time gain of $2.5 million (in the form of a tax benefit) in connection with the enactment of the Small Business Job Protection Act of 1996
(SBA). This legislation resulted in the repeal of the thrift tax bad debt method of accounting for tax purposes (Internal Revenue Code Section 593) and, therefore, a portion of the deferred tax liability related to the tax bad debt reserves was eliminated. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $125,000 for the third quarter of 1996 as compared to $150,000 in the third quarter of 1995. Partially offsetting these income tax benefits in 1996, the Company recorded an income tax expense of $882,000, before extraordinary item, on its financial statement earnings.

FINANCIAL CONDITION
-------------------

Total assets increased $87.9 million from December 31, 1995 to $1,198.8 million at September 30, 1996 principally due to an increase of $91.0 million in the loan portfolio. This loan growth was funded by both deposits and borrowed funds.

LOANS. The following table shows the composition of the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                                9/30/96              12/31/95
                                               --------              --------
                                                      (In thousands)

Real estate loans:
  Residential                                  $619,607              $558,231
  Commercial                                    131,319               121,909
  Construction and land                          31,817                18,138
                                               --------              --------
    Total real estate loans                     782,743               698,278
                                               --------              --------
Consumer loans                                   56,680                51,170
Commercial loans                                 20,193                19,150
                                               --------              --------
    Total loans                                $859,616              $768,598
                                               ========              ========

Residential real estate loans increased $61.4 million from December 31, 1995 to $619.6 million at September 30, 1996. During the third quarter of 1996, the Company purchased $26.7 million of residential loans from a local bank. Residential loans closed during the first nine months of 1996 totalled $139.0 million as compared to $93.7 million during the corresponding period of 1995. Interest rates affect both the mortgage refinance and home purchase markets and were at relatively lower rates in the first nine months of 1996 resulting in the higher level of closings in 1996 over 1995's level of closings.

Commercial real estate loans increased to $131.3 million at September 30, 1996 from $121.9 million at December 31, 1995, resulting primarily from new loan volume. Construction and land loan balances increased $13.7 million to $31.8 million at September 30, 1996. Outstanding commercial loans increased $1.0 million from December 31, 1995, to $20.2 million at September 30, 1996. Originations of commercial real estate, construction and land loans, and commercial loans are sensitive to interest rates, real estate values and business activity and totalled $65.0 million in the first nine months of 1996 as compared to $29.0 million in the first nine months of 1995. The increase in origination volume was also attributable to the de novo expansion into southern New Hampshire.

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

Significant progress has been made over the past several years in reducing total non-performing assets. However, Andover continues to experience levels of non-performing assets that produce high levels of foregone income, provisions for loan and other real estate owned losses, loan charge-offs and other costs associated with non-performing assets. Interest income of approximately $1.2 million would have been recorded in the first nine months of 1996 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms. Interest income actually recognized thus far in 1996 on nonaccruing loans amounted to approximately $258,000. Additionally, another $242,000 in interest payments were applied as a reduction of the nonaccruing loan balances instead of as interest income during the first nine months of 1996.

The following table shows the composition of non-performing assets at September
30, 1996 and December 31, 1995:

                                                     9/30/96       12/31/95
                                                     -------       --------
                                                     (Dollars in thousands)

Nonaccruing loans                                    $11,456        $11,627
Other real estate owned                                2,410          4,158
                                                     -------        -------
    Total non-performing assets                      $13,866        $15,785
                                                     =======        =======

Total non-performing assets as a
 percentage of total assets                              1.2%           1.4%

Total non-performing assets decreased $1.9 million in the first nine months of 1996, primarily due to the sale of other real estate owned. During the first nine months of 1996, $1.4 million of loans were written down to their net fair value and reclassified out of loans and into other real estate owned.

The following table shows detailed activity by quarter of nonaccruing loans and other real estate owned for the quarters ending on the date listed below:

                                        9/30/96       6/30/96       3/31/96
                                        -------       -------       -------
                                                  (In thousands)

Beginning balance                       $14,212       $15,358       $15,785
Additions                                 1,904         3,465         1,852
Sales, restructurings,
  payments and other decreases           (1,611)       (4,168)       (1,880)
Charge-offs and valuation
  adjustments                              (639)         (443)         (399)
                                        -------       -------       -------
Balance at end of quarter               $13,866       $14,212       $15,358
                                        =======       =======       =======

                                        9/30/95       6/30/95       3/31/95
                                        -------       -------       -------
                                                  (In thousands)

Beginning balance                       $19,234       $21,747       $23,312
Additions                                 3,236         2,276         2,254
Sales, restructurings,
  payments and other decreases           (4,281)       (4,164)       (2,949)
Charge-offs and valuation
  adjustments                              (686)         (625)         (870)
                                        -------       -------       -------
Balance at end of quarter               $17,503       $19,234       $21,747
                                        =======       =======       =======

At September 30, 1996, total impaired loans were $9.4 million, of which $2.8 million had related allowances of $158,000 and $6.6 million which did not require a related allowance. During the period ended September 30, 1996, the average recorded value of impaired loans was $11.1 million and the related amount of interest income recognized was $161,000.

NONACCRUING LOANS. The following table shows the composition of nonaccruing loans at September 30, 1996 and December 31, 1995:

                                                      9/30/96         12/31/95
                                                      -------         --------
                                                       (Dollars in thousands)

Residential real estate                               $ 2,730          $ 3,037
Commercial real estate                                  7,786            7,195
Construction and Land                                      79              ---
Commercial                                                699            1,136
Consumer                                                  162              259
                                                      -------          -------
  Total loans on nonaccrual                           $11,456          $11,627
                                                      =======          =======

Allowance for loan losses                             $12,035          $11,665
                                                      =======          =======

Allowance for loan losses as a
 percentage of nonaccruing loans                        105.1%           100.3%
Allowance for loan losses as a
 percentage of total loans                                1.4%             1.5%

Of the $11.5 million in nonaccruing loans at September 30, 1996, $3.6 million or 31.3% were less than 90 days past due but have exhibited some other credit weakness. Of the $3.6 million in loans less than 90 days past due, approximately $964,000 or 26.9% have had the terms or interest rate, or both, modified. Substantially all of the modified loans are performing in accordance with their modified terms but have not demonstrated sufficient sustained performance required to remove these loans from their nonaccrual status.

A significant portion of the nonaccrual loans are secured by commercial real estate or multi-family dwellings located in Lawrence, Massachusetts. This city has been especially hard hit with continued declines in real estate values, increasing vacancies and rapid turnover in the multi-family investor-owned properties, which represents the majority of the Bank's collateral on troubled loans and other real estate owned properties in Lawrence. Continued deterioration in this market area will adversely impact the collectibility of certain real estate loans and may result in a continued high level of non-performing assets. At September 30, 1996, approximately $6.0 million of non-accrual loans and $1.4 million of other real estate owned were secured by properties located in Lawrence, consisting primarily of multi-family dwellings, as compared to approximately $9.1 million and $2.3 million, respectively, at December 31, 1995. The amount of accruing loans secured by properties in Lawrence totalled approximately $49.7 million at September 30, 1996. Substantially all of these loans were secured by residential properties, the majority of which are one-to-four family dwellings.

While stabilization has appeared in certain sectors of the economy and real estate markets, if the regional economy deteriorates, nonaccruing loans would likely increase, reversing progress made by the Company in reducing non-performing assets over the past several years.

RESTRUCTURED LOANS. A restructured loan is one for which the Bank has modified the terms to provide a temporary reduction in the rate of interest due to the deterioration in the financial position of the borrower. Restructured loans are classified as such until the obligation has performed for a sustained period of time at a market rate of interest and its ultimate collectibility is no longer in doubt.

At September 30, 1996 and December 31, 1995, restructured loans totalled $1.8 million and $5.6 million, respectively. The weighted average interest rate on restructured loans as of September 30, 1996 was approximately 6.5%. Interest income that would have been recognized in 1996 if restructured loans had been performing in accordance with their original terms was $115,000. The actual amount of interest on these loans that was recognized in interest income in 1996 was $91,000.

OTHER REAL ESTATE OWNED. The deterioration in the New England real estate market and economy caused foreclosures resulting in the transfer of loans to other real estate owned.

The following table shows the composition of other real estate owned at September 30, 1996 and December 31, 1995:

                                                  9/30/96       12/31/95
                                                  -------       --------
                                                      (In thousands)

Residential real estate                           $   902        $ 1,131
Commercial real estate                                439            572
Multi-family real estate                            1,082          1,820
Construction and land                                 251          1,048
                                                  -------        -------
                                                    2,674          4,571
Valuation allowance                                  (264)          (413)
                                                  -------        -------
 Total other real estate owned                    $ 2,410        $ 4,158
                                                  =======        =======

The following table shows changes in the valuation allowance for other real estate owned for the quarters and nine months ended September 30, 1996 and 1995:

                                    Quarters Ended            Year-to-Date
                                     September 30,            September 30,
                                   ----------------         -----------------
                                   1996        1995         1996         1995
                                   -----      -----         -----       -----
                                                 (In thousands)

Balance, beginning of period       $ 286      $ 535         $ 413       $ 715
Provision                            174        160           479         580
Charge-offs                         (196)      (265)         (628)       (865)
                                   -----      -----         -----       -----
Balance, end of period             $ 264      $ 430         $ 264       $ 430
                                   =====      =====         =====       =====

All other real estate owned is carried at the lower of the loan or the estimated net fair value of the property constructively or actually received. Initial write-downs to net fair value are charged to the allowance for loan losses. Subsequent declines in fair value due to the deterioration in real estate values are charged to the valuation allowance. Losses on real estate operations totalled $1.2 million in the first nine months of 1996, as compared to $1.5 million in the first nine months of 1995. The addition to the valuation allowance for other real estate owned totalled $479,000 for the first nine months of 1996 as compared to $580,000 in the same period in 1995. Operating costs associated with acquiring, maintaining and disposing of other real estate owned added another $897,000 to the losses on real estate operations during the first nine months of 1996, as compared to $1.5 million in the corresponding period in 1995.

During the first nine months of 1996, sales of other real estate owned totalled $2.9 million, as compared to $6.1 million in the first nine months of 1995. In the first nine months of 1996, net gains of $137,000 on sales of other real estate owned were recognized as compared to net gains of $510,000 on sales of properties in the corresponding period in 1995. Pending sales under firm offers or purchases and sales agreements on properties with carrying values of approximately $1.1 million are anticipated for the fourth quarter of 1996. However, there is no assurance such sales will take place. There were no commitments for capital expenditures on real estate acquired by foreclosure at September 30, 1996.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters and nine months ended
September 30, 1996 and 1995:

                                      Quarters Ended           Year-to-Date
                                       September 30,           September 30,
                                   -------------------      -------------------
                                     1996        1995         1996        1995
                                   -------     -------      -------     -------
                                              (Dollars In thousands)

Balance at beginning of period     $11,802     $11,714      $11,665     $12,343
Provision                            1,305         480        2,060         805

Charge-offs:
 Residential real estate              (232)       (483)        (529)     (1,159)
 Commercial real estate             (1,150)       (173)      (1,836)       (613)
 Construction and land                 ---          (9)         ---         (52)
 Commercial                            (49)        ---         (100)        (22)
 Consumer                              (46)       (103)        (148)       (145)
                                   -------     -------      -------     -------
  Total charge-offs                 (1,477)       (768)      (2,613)     (1,991)
                                   -------     -------      -------     -------

Recoveries:
 Residential real estate                14          25           37          36
 Commercial real estate                 80          63          152         180
 Construction and land                 210          --          389           2
 Commercial                             98          42          329         164
 Consumer                                3           7           16          24
                                   -------     -------      -------     -------
  Total recoveries                     405         137          923         406
                                   -------     -------      -------     -------
Net charge-offs                     (1,072)       (631)      (1,690)     (1,585)
                                   -------     -------      -------     -------
    Balance at end of period       $12,035     $11,563      $12,035     $11,563
                                   =======     =======      =======     =======
Ratio of annualized net
  charge-offs to average
  loans outstanding                   0.51%       0.37%        0.28%       0.32%

Charge-offs totalled $1.5 million during the third quarter of 1996 and were spread out among 26 loans; the largest charge-off during the quarter was $760,000. Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses."

INVESTMENTS. As of September 30, 1996, the Company's total investment portfolio amounted to $285.4 million, an increase of $200,000 from $285.2 million at year-end 1995. During the third quarter of 1996, the Company restructured a portion of its investment portfolio, selling $39.0 million of securities with a book yield of 5.22% and recording a pre-tax loss on sale of $822,000. A majority of the proceeds were utilized to purchase replacement securities at higher yields.

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

The following table presents the carrying values of the investment portfolio at September 30, 1996 and December 31, 1995:

                                                        9/30/96      12/31/95
                                                       --------      --------
                                                           (In thousands)

SHORT-TERM INVESTMENTS                                 $ 40,500      $  9,000
                                                       ========      ========

INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
U.S. government and federal agency obligations         $ 36,404      $ 52,490
Other bonds and obligations                               7,576        14,382
                                                       --------      --------
   Total bonds and obligations                           43,980        66,872
                                                       --------      --------

GNMA mortgage-backed securities                          28,258        37,195
FHLMC participation certificates                         22,382         4,420
Collateralized mortgage obligations                         ---           482
FNMA pass-through certificates                            7,039           ---
                                                       --------      --------
   Total mortgage-backed securities                      57,679        42,097
                                                       --------      --------
   Total investments available for sale                $101,659      $108,969
                                                       ========      ========

INVESTMENTS HELD TO MATURITY (AMORTIZED COST):
U.S. government and federal agency obligations         $    ---      $  1,500
Other bonds and obligations                              11,713        12,758
                                                       --------      --------
   Total bonds and obligations                           11,713        14,258
                                                       --------      --------

FHLMC participation certificates                         66,954        78,649
FNMA pass-through certificates                           59,093        67,375
GNMA mortgage-backed securities                           4,066         4,458
Other asset-backed securities                             1,138         1,407
Collateralized mortgage obligations                         309         1,116
                                                       --------      --------
   Total mortgage-backed securities                     131,560       153,005
                                                       --------      --------
   Total investments held to maturity                  $143,273      $167,263
                                                       ========      ========

   Total investments                                   $285,432      $285,232
                                                       ========      ========

The following table presents the gross unrealized gains and losses by major categories of securities as of September 30, 1996:

                                                      Unrealized    Unrealized
                                                         Gains        Losses
                                                      ----------    ----------
                                                           (In thousands)

INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations          $  129       $   (79)
Other bonds and obligations                                 58           (19)
Mortgage-backed securities                                 198          (707)
                                                        ------       -------
    Total investments available for sale                   385          (805)
                                                        ------       -------

INVESTMENTS HELD TO MATURITY:
Other bonds and obligations                             $   67       $   (75)
Mortgage-backed securities                                 670        (1,916)
                                                        ------       -------
    Total investments held to maturity                     737        (1,991)
                                                        ------       -------
    Total unrealized gains and losses                   $1,122       $(2,796)
                                                        ======       =======

At September 30, 1996, the Company's net unrealized loss on investments available for sale amounted to $420,000, a market value decrease of $746,000 from a net unrealized gain of $326,000 at December 31, 1995. At September 30, 1996, the Company's net unrealized loss on investments held to maturity totalled $1.3 million, a change of $3.8 million from a net unrealized gain of $2.5 million at December 31, 1995. The change in the net unrealized loss on the total investment portfolio from the end of 1995 was primarily due to increased market interest rates.

DEPOSITS AND BORROWED FUNDS. Total deposits increased from $743.2 million at December 31, 1995 to $787.7 million at September 30, 1996. This increase was most pronounced in certificates of deposit and regular savings accounts. All other core deposits, excluding money market accounts, also experienced an increase during the first nine months of 1996.

The following table shows the composition of the Company's deposits at September
30, 1996 and December 31, 1995:

                                                   9/30/96       12/31/95
                                                  --------       --------
                                                       (In thousands)

Demand deposit accounts                           $ 58,497       $ 54,516
Regular savings accounts                            77,416         68,052
NOW accounts                                        69,379         67,275
Money market deposit accounts                      123,630        130,437
Certificates of deposit                            458,818        422,925
                                                  --------       --------
     Total deposits                               $787,740       $743,205
                                                  ========       ========

Securities sold under agreements to repurchase decreased $5.6 million from $9.2 million at December 31, 1995, to $3.6 million at September 30, 1996. Federal Home Loan Bank advances increased $42.6 million from December 31, 1995, to $306.0 million at September 30, 1996. The increase in total borrowings was used to augment deposit increases to fund the growth in loans during the first nine months of 1996.

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

In the third quarter of 1996, the Company paid dividends in the amount of $638,000. In October, 1996, the Company declared a dividend in the amount of $769,000, as well as a 20% stock dividend, payable in the fourth quarter of 1996.

Cash flows provided by operations increased to $11.3 million in the first nine months of 1996 from cash flows provided by operations of $11.1 million in the corresponding period of 1995 due primarily to a decrease in assets held for sale and investment trading accounts. Cash flows used by investing activities increased to $62.3 million for the nine months ended September 30, 1996, from cash flows used by investing activities of $20.7 million during the equivalent period last year. This was mainly attributable to increased purchases of investments available for sale and an increase in portfolio loans. Cash flows provided by financing activities increased for the period ended September 30, 1996 to $80.1 million, as compared to $26.7 million in the equivalent period in 1995 due to an increase in total deposits and the issuance of FHLB advances.

At September 30, 1996, the Company had home equity, reserve credit and commercial unused lines of credit totalling $72.2 million. Outstanding commitments to originate real estate loans totalled $21.8 million. Unadvanced portions of real estate loans amounted to $20.8 million. Standby letters of credit were $2.4 million. Loans sold with recourse totalled $4.3 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current leverage and risk-based capital requirements as of September 30, 1996:

                                                   Risk-Based Capital Ratio
                                        Leverage   ------------------------
                                          Ratio      Tier 1         Total
                                          -----      ------         -----

Andover Bancorp, Inc.                      7.8%       13.3%         14.6%
Andover Bank                               7.6        13.0          14.2
Andover Bank NH                           13.2        18.6          19.1

Current minimum regulatory requirements for the Bank and the Company as of September 30, 1996 were 4.0% for the leverage ratio and 4.0% and 8.0%, respectively, for the tier 1 and total risk-based capital ratios. As a de novo bank, Andover Bank NH is obligated to maintain a minimum leverage ratio of 8%. Under the FDIC's prompt corrective action regulations promulgated pursuant to the FDIC Improvement Act of 1991, the Banks have sufficient capital to be considered "well-capitalized". Therefore, the Banks are entitled to pay the lowest deposit premium assessment possible.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                  --------------------------------------------

This quarterly report contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of the risk factors set forth in the Company's filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and changes in the assumptions used in making such forward-looking statements.

RESULTS OF OPERATIONS
---------------------

GENERAL. Net income amounted to $9.3 million, $2.19 per share, for the nine months ended September 30, 1996, compared to net income of $6.8 million, $1.62 per share, in the corresponding period of 1995.

The financial performance in the first nine months of 1996 was positively impacted by a one-time gain (in the form of a tax benefit) of $2.5 million and a pre-tax credit of $225,000 for the execution of a merger termination agreement, partially offset by a pre-tax loss of $1.1 million from the sale of low yielding investments and the early extinguishment of debt. The comparable period in 1995 was negatively impacted by a $1.0 million pre-tax charge related to the termination of a merger, partially offset by non-recurring gains of $471,000 from a refund from the FDIC and $309,000 from the sale of a non-marketable security and a former branch facility. Andover's annualized return on average assets increased to 1.08% for the first nine months of 1996 compared to 0.86% in the comparable period of 1995. The annualized return on average stockholders' equity increased to 14.07% in the first nine months of 1996 from 11.35% in the comparable period of 1995.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $26.2 million for the first nine months of 1996, as compared to $24.1 million for the same period in 1995, an increase of 8.9%. The amount of interest income excluded from earnings on non-accruing loans amounted to $666,000 in the first nine months of 1996 compared to $706,000 in the comparable period of 1995. Growth in earning assets as well as a shift in the mix from investments to loans has more than offset a rise in the Company's cost of funds. This resulted in a slightly higher yield on earning assets of 3.16% for the first nine months of 1996 as compared to 3.15% in 1995.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the first nine months of 1996 and 1995 was $2.1 million and $805,000, respectively. Among the factors used to determine the provision were loan growth, the level of nonaccrual and restructured loans as well as the level of delinquent loans and charge-offs. Net charge-offs amounted to $1.7 million in the first nine months of 1996 versus $1.6 million in the corresponding period last year. Approximately 45% of 1996 net charge-offs resulted from the restructuring of a previously reported potential problem loan.

NON-INTEREST INCOME. Andover recorded gains from non-interest sources of $2.4 million for the first nine months of 1996, as compared to $2.9 million in the corresponding period of 1995. Net losses from sales and redemptions of loans, and the investment portfolio, totalled $505,000 in 1996, as compared to gains of $106,000 in the same period of 1995. Included in the 1996 net loss was a loss of $822,000 resulting from the sale of low yielding investments.

Losses on real estate operations totalled $1.2 million during the first nine months of 1996 as compared to $1.5 million in the corresponding period of 1995. A large component of the loss on real estate operations during the first nine months of both 1996 and 1995 was comprised of operating costs associated with acquiring, maintaining and disposing other real estate owned and totalled $897,000 and $998,000, respectively.

Mortgage banking income totalled $2.3 million during the first nine months of 1996 as compared to $1.8 million in the corresponding period of 1995 due to an increase in the Company's servicing portfolio.

Other income totalled $1.9 million in the first nine months of 1996 versus $2.5 million in the first nine months of 1995. This decrease was primarily the result of non-recurring gains on the sale of a non-marketable security, former branch facility and the student loan portfolio during 1995 totalling $387,000.

NON-INTEREST EXPENSE. Non-interest expenses increased 3.3% to $15.6 million in the first nine months of 1996 primarily due to reduced FDIC deposit assessment rates and a pre-tax credit of $225,000 for the execution of a merger termination agreement as compared to a $1.0 million pre-tax charge for the terminated merger in 1995. Salaries and benefits increased 8.1% to $7.8 million in 1996 due to increased personnel and merit increases. Office occupancy and equipment increased 18.3% to $2.0 million due to increased investments in computers and related costs for depreciation as well as costs associated with the ABNH de novo bank. Data processing expenses increased 15.2% to $1.2 million as a result of a higher loan and deposit base resulting from the Company's growth as well as from the purchase of mortgage loan servicing. Mortgage banking expenses increased 53.9% to $1.0 million due to increased amortization of the purchased servicing rights. Marketing expenses increased 22.0% to $688,000 primarily due to an increased number of discretionary promotions. Professional fees increased to $1.0 million as a result of tax planning strategies as well as legal and examination fees. Deposit insurance premiums decreased to $11,000 due to a reduction in the FDIC assessment rates. Other operating expenses increased 28.6% to $2.0 million primarily due to increased general overhead expenses from operating a larger institution.

INCOME TAX EXPENSE. During the third quarter of 1996, the Company recorded a one-time gain of $2.5 million (in the form of a tax benefit) in connection with the enactment of the SBA. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $375,000 in the first nine months of 1996 versus $450,000 for the same period in 1995. Partially offsetting these income tax benefits, the Company recorded an income tax expense of $4.4 million on its financial statement earnings.

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

                                          ANDOVER BANCORP, INC.



October 7, 1996                           /s/ Gerald T. Mulligan
                                          -----------------------
                                          Gerald T. Mulligan
                                          President and
                                          Chief Executive Officer



October 7, 1996                           /s/ Joseph F. Casey
                                          -----------------------
                                          Joseph F. Casey
                                          Chief Financial Officer
                                          and Treasurer