Form 10-Q/A
period 1996-09-30
ANDOVER BANCORP INC
filed 1996-11-18
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                                  FORM 10-Q/A


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

             Outstanding as of November 13, 1996: 5,130,118 shares

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

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                                      ANALYSIS OF NET YIELD ON EARNING ASSETS
                                                    (Unaudited)

                                                                      Quarters Ended Sept. 30,
                                                                      ------------------------
                                                           1996                                        1995
                                           ---------------------------------           ----------------------------------
                                                         Interest    Average                         Interest     Average
                                             Average      Earned/     Yield/             Average      Earned/      Yield/
                                             Balance       Paid      Rate(3)             Balance       Paid       Rate(3)
                                           ----------    --------    -------           ----------    --------     -------
                                                                        (Dollars in thousands)

ASSETS
Interest-earning assets:
  Short-term investments                   $   10,751     $   139      5.14%           $   10,823     $   161       5.90%
  Investment securities (1)                    92,274       1,369      5.90               115,273       1,770       6.09
  Mortgage-backed securities (1)              192,551       3,297      6.81               227,471       3,816       6.66
                                           ----------     -------                      ----------     -------
   Total investments                          295,576       4,805      6.47               353,567       5,747       6.45
                                           ----------     -------                      ----------     -------
  Real estate loans (1) (2)                   769,197      14,940      7.73               614,140      11,918       7.70
  Consumer loans (2)                           56,088       1,180      8.37                50,177       1,180       9.33
  Commercial loans (2)                         20,027         465      9.24                17,366         488      11.15
                                           ----------     -------                      ----------     -------
   Total loans                                845,312      16,585      7.81               681,683      13,586       7.91
                                           ----------     -------                      ----------     -------
   Total interest-earning assets            1,140,888      21,390      7.46%            1,035,250      19,333       7.41%
                                                          -------                                     -------

Allowance for loan losses                     (11,875)                                    (11,550)
Other real estate owned                         2,538                                       6,014
Other assets                                   52,420                                      44,483
                                           ----------                                  ----------
   Total assets                            $1,183,971                                  $1,074,197
                                           ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                             $   68,308     $   171      1.00%           $   63,753     $   185       1.15%
  Regular savings accounts                     73,517         415      2.25                71,586         393       2.18
  Money market deposit accounts               127,167         928      2.90               131,070         870       2.63
  Certificates of deposit                     451,429       6,487      5.72               424,568       6,094       5.69
                                           ----------     -------                      ----------     -------
   Total interest-bearing deposits            720,421       8,001      4.08               690,977       7,542       4.33
                                           ----------     -------                      ----------     -------
Borrowed funds:
  Reverse repurchase agreements                12,218         161      5.24                20,682         313       6.00
  Federal Home Loan Bank advances             291,467       4,334      5.92               226,892       3,505       6.13
                                           ----------     -------                      ----------     -------
   Total borrowed funds                       303,685       4,495      5.89               247,574       3,818       6.12
                                           ----------     -------                      ----------     -------
   Total interest-bearing
     liabilities                            1,024,106      12,496      4.85%              938,551      11,360       4.80%
                                                          -------                                     -------
Demand deposits                                60,474                                      48,648
Other liabilities                               8,542                                       5,572
                                           ----------                                  ----------
   Total liabilities                        1,093,122                                     992,771
Stockholders' equity                           90,849                                      81,426
                                           ----------                                  ----------
   Total liabilities and stock-
      holders' equity                      $1,183,971                                  $1,074,197
                                           ==========                                  ==========
Net interest income                                       $ 8,894                                     $ 7,973
                                                          =======                                     =======
Interest rate spread                                                   2.61%                                        2.61%
                                                                       =====                                        =====
Net yield on earning assets                                            3.10%                                        3.06%
                                                                       =====                                        =====

                                                                        Year-to-Date Sept. 30,
                                                                        ----------------------
                                                            1996                                       1995
                                          ------------------------------------          ---------------------------------
                                                          Interest     Average                        Interest    Average
                                            Average        Earned/      Yield/           Average       Earned/     Yield/
                                            Balance         Paid       Rate(3)           Balance        Paid      Rate(3)
                                          ----------      --------     -------          --------      --------    -------
                                                                        (Dollars in thousands)

ASSETS
Interest-earning assets:
  Short-term investments                  $    7,898       $   310      5.24%           $  9,481       $   411      5.80%
  Investment securities (1)                   92,661         4,115      5.93             113,361         5,312      6.27
  Mortgage-backed securities (1)             197,117        10,061      6.82             235,367        11,813      6.71
                                          ----------       -------                      --------       -------
   Total investments                         297,676        14,486      6.50             358,200        17,536      6.55
                                          ----------       -------                      --------       -------
  Real estate loans (1) (2)                  736,116        42,767      7.76             596,129        34,563      7.75
  Consumer loans (2)                          54,210         3,506      8.64              50,529         3,457      9.15
  Commercial loans (2)                        19,357         1,415      9.76              16,754         1,405     11.21
                                          ----------       -------                      --------       -------
   Total loans                               809,683        47,688      7.87             663,412        39,425      7.95
                                          ----------       -------                      --------       -------
   Total interest-earning assets           1,107,359        62,174      7.50%          1,021,621        56,961      7.45%
                                                           -------                                     -------

Allowance for loan losses                    (11,760)                                    (11,845)
Other real estate owned                        3,046                                       7,323
Other assets                                  49,332                                      44,274
                                          ----------                                    --------
   Total assets                           $1,147,977                                  $1,061,373
                                          ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                            $   66,430       $   491      0.99%           $ 62,322       $   547      1.17%
  Regular savings accounts                    72,135         1,196      2.21              72,850         1,177      2.16
  Money market deposit accounts              128,138         2,767      2.88             134,936         2,603      2.58
  Certificates of deposit                    437,157        18,797      5.74             417,517        17,261      5.53
                                          ----------       -------                      --------       -------
   Total interest-bearing deposits           703,860        23,251      4.41             687,625        21,588      3.94
                                          ----------       -------                      --------       -------
Borrowed funds:
  Reverse repurchase agreements               18,963           742      5.23              13,565           623      6.14
  Federal Home Loan Bank advances            270,696        11,986      5.91             230,248        10,688      6.21
                                          ----------       -------                      --------       -------
   Total borrowed funds                      289,659        12,728      5.87             243,813        11,311      6.20
                                          ----------       -------                      --------       -------
   Total interest-bearing

     liabilities                           1,051,087        35,979      4.84%            931,438        32,899      4.72%
                                                           -------                                     -------
Demand deposits                               57,568                                      44,158
Other liabilities                              8,619                                       5,453
                                          ----------                                    --------
   Total liabilities                       1,059,706                                     981,049
Stockholders' equity                          88,271                                      80,324
                                          ----------                                    --------
   Total liabilities and stock-
      holders' equity                     $1,147,977                                  $1,061,373
                                          ==========                                  ==========
Net interest income                                        $26,195                                     $24,062
                                                           =======                                     =======
Interest rate spread                                                    2.66%                                       2.73%
                                                                        =====                                       =====
Net yield on earning assets                                             3.16%                                       3.15%
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

                                          ANDOVER BANCORP, INC.



November 15, 1996                         /s/ Gerald T. Mulligan
                                          -----------------------
                                          Gerald T. Mulligan
                                          President and
                                          Chief Executive Officer



November 15, 1996                         /s/ Joseph F. Casey
                                          -----------------------
                                          Joseph F. Casey
                                          Chief Financial Officer
                                          and Treasurer