Form 10-K405
period 1996-12-31
ANDOVER BANCORP INC
filed 1997-03-14
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    ---------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $0.10 PAR VALUE
                        PREFERRED STOCK PURCHASED RIGHTS
                                (Title of class)

     Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        --   --
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price for the Registrant's Common Stock on March 3, 1997 as reported by NASDAQ, was $144,000,976.

     The number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date, is:

                 Class: Common Stock, par value $0.10 per share
               Outstanding as of March 3, 1997: 5,142,892 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Andover Bancorp, Inc. Definitive Notice of Annual Meeting and Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of Form 10-K.

                                    FORM 10-K
                              CROSS REFERENCE INDEX
                                     Part I
                                                                        Annual
                                                                        Report
                                                                          Page

Item 1   Business..........................................................  2

Item 2   Properties........................................................  9

Item 3   Legal Proceedings................................................  10

Item 4   Submission of Matters to a Vote of Security Holders.............   10

                                     Part II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters..............................................  10

Item 6   Selected Financial Data............................................11

Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................12

Item 8   Financial Statements and Supplementary Data......................(See
                                                                 Item 14 below)

Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...............................................Non-
                                                                     Applicable

                                    Part III

The information called for by Part III (Items 10 through 13) is incorporated herein by reference from Andover's Definitive Notice of Annual Meeting and Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

                                     Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements -

               Independent Auditors' Report.................................34

               Consolidated Balance Sheets as of December 31, 1996 and
               1995.........................................................35

               Consolidated Statements of Operations for each of the
               years ended December 31, 1996, 1995 and 1994.................36

               Consolidated Statements of Changes in Stockholders' Equity
               for each of the years ended December 31, 1996, 1995 and
               1994.........................................................37

               Consolidated Statements of Cash Flows for each of the
               years ended December 31, 1996, 1995 and 1994..............38-39

               Notes to Consolidated Financial Statements................40-63

(2) All financial statement schedules are omitted because they are not applicable, the data is not significant, or the required information is shown elsewhere in this report.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K during the three months ended December 31, 1996.

(c)  List of Exhibits

     Exhibits to the Form 10-K have been included only with the copies of the Form 10-K filed with the SEC. Upon request to Shareholder Relations, Andover Bancorp, Inc., 61 Main Street, Andover, Massachusetts 01810, copies of the individual exhibits will be furnished upon payment of a reasonable fee.

Exhibit No.    Description of Exhibits
-----------    -----------------------

3.1 Restated Certificate of Incorporation of Andover (incorporated herein by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to Andover's Registration Statement on Form S-4 No. 33-11891 filed on March 5, 1987).

3.2  By-laws of Andover, as amended and restated, January 23, 1997.

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

10.2 Special Termination Agreement between Andover, Andover Bank and Gerald T. Mulligan, dated May 16, 1991, as amended and restated through January 23, 1997.

10.3 Special Termination Agreement between Andover, Andover Bank and Joseph F. Casey, dated December 17, 1992, as amended and restated through January 23, 1997.

10.4 Special Termination Agreement between Andover, Andover Bank and Michael J. Ecker, dated December 17, 1992, as amended and restated through January 23, 1997.

10.5 Special Termination Agreement between Andover, Andover Bank and John R. Heerwagen, dated December 17, 1992, as amended and restated through January 23, 1997.

10.6 Special Termination Agreement between Andover, Andover Bank and Octavio C. Bolivar, dated January 24, 1994, as amended and restated, January 23, 1997.

10.7 Andover Savings Bank Employees' Stock Ownership Plan and Trust Agreement and Amendment No. 1 (incorporated herein by reference to Exhibit 10(c) to Andover's Annual Report on Form 10-K for the fiscal year ended
      December 31, 1987).

10.8 Andover Bancorp, Inc. Stock Option Plan dated May 8, 1986, as amended May 22, 1986, January 29, 1987, and November 2, 1987 (incorporated herein by reference to Exhibit 10(h) to Andover's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

10.9 Special Termination Agreement between Andover, Andover Bank and Raymond P. Smith, dated December 12, 1995, as amended and restated, January 23, 1997.

10.10 Andover Bancorp, Inc. 1995 Stock Incentive Plan, dated February 16, 1995 (incorporated herein by reference to Exhibit 10.11 to Andover's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.11 Deferred Compensation Plan for Directors of Andover Bancorp, Inc. and its Subsidiaries, effective July 1, 1993, as amended and restated, February 22, 1996 (incorporated herein be reference to Exhibit 10.12 to Andover's Annual Report on Form 10-K for the fiscal year ended
      December 31, 1995).

10.12 Andover Bancorp, Inc. Special Termination Plan, effective January 23,
      1997.

11 The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

12 As the Company does not have any debt securities registered under Section 12 of the Securities Act of 1933, no ratio of earnings to fixed charges appears in this Annual Report on Form 10-K.

13 Andover Bancorp, Inc. 1996 Annual Report, which, except for those portions expressly incorporated herein by reference, is furnished only for the information of the Securities and Exchange Commission and is not deemed to be filed.

21 The Company has two subsidiaries, Andover Bank and Andover Bank NH. Andover Bank is a Massachusetts savings bank in stock form while Andover Bank NH is a New Hampshire guaranty savings bank in stock form. Both subsidiaries are included in the Consolidated Financial Statements filed in the Annual Report on Form 10-K for the fiscal year ended
      December 31, 1996.

23.1  Consent of KPMG Peat Marwick LLP.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          ANDOVER BANCORP, INC.



March 14, 1997                                By:/s/Gerald T. Mulligan
                                                 -----------------------------
                                                 Gerald T. Mulligan, President
                                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                      Title                            Date
---------                      -----                            ----


/s/Gerald T. Mulligan          President, Chief                 March 14, 1997
------------------------       Executive Officer and
Gerald T. Mulligan             Director (Principal
                               Executive Officer)


/s/Joseph F. Casey             Chief Financial Officer          March 14, 1997
------------------------       and Treasurer (Principal
Joseph F. Casey                Financial and Accounting
                               Officer)


/s/Thomas F. Caffrey           Director                         March 14, 1997
------------------------
Thomas F. Caffrey



/s/Naomi A. Gardner            Director                         March 14, 1997
------------------------
Naomi A. Gardner



/s/Cornelius J. McCarthy       Director                         March 14, 1997
------------------------
Cornelius J. McCarthy



/s/Clifford E. Elias           Director                         March 14, 1997
------------------------
Clifford E. Elias



/s/Fred P. Shaheen             Director                         March 14, 1997
------------------------
Fred P. Shaheen

                              EXHIBITS TO FORM 10-K
                             Andover Bancorp, Inc.
                             ---------------------

                                  EXHIBIT INDEX
                                  -------------

Exhibit No.   Description of Exhibit                              Page No.
-----------   ----------------------                              --------

3.1           Restated Certificate of Incorporation
              of Andover (incorporated herein by
              reference to Exhibit 3.1 to Post-
              Effective Amendment No. 1 to Andover's
              Registration Statement on Form S-4,
              No. 33-11891 filed on March 5, 1987).                  --

3.2           By-laws of Andover, as amended
              and restated, January 23, 1997.                         9

4.1           Specimen of Andover Bancorp, Inc.
              common stock certificate (incorporated
              herein by reference to Exhibit 4 to
              Andover's Registration Statement on
              Form S-4, Registration No. 33-11891,
              filed on February 11, 1987).                           --

4.2           Shareholder Rights Agreement between
              Andover Bancorp, Inc. and The First
              National Bank of Boston (incorporated
              herein by reference to an Exhibit to
              Andover's Current Report on Form 8-K
              dated February 21, 1989).                              --

4.3           Amendment to Shareholder Rights
              Agreement between Andover Bancorp, Inc.
              and The First National Bank of Boston
              (incorporated herein by reference to
              Exhibit 4.2 to Andover's Current Report
              on Form 8-K dated February 12, 1990).                  --

10.1          Employment Agreement between Andover,
              Andover Bank and Gerald T. Mulligan,
              dated May 16, 1991 (incorporated herein
              by reference to Exhibit 10.1 to
              Andover's Form 10-K for the fiscal
              year ended December 31, 1991).                         --

10.2          Special Termination Agreement between
              Andover, Andover Bank and Gerald T.
              Mulligan, dated May 16, 1991, as amended
              and restated through January 23, 1997.                 26

10.3          Special Termination Agreement between
              Andover, Andover Bank and Joseph F. Casey,
              dated December 17, 1992, as amended and
              restated through January 23, 1997.                     32

10.4          Special Termination Agreement between
              Andover, Andover Bank and Michael J.
              Ecker, dated December 17, 1992, as
              amended and restated through January
              23, 1997.                                              38

10.5          Special Termination Agreement between
              Andover, Andover Bank and John R.
              Heerwagen, dated December 17, 1992, as
              amended and restated through January
              23, 1997.                                              44

10.6          Special Termination Agreement between
              Andover, Andover Bank and Octavio C.
              Bolivar, dated January 24, 1994 as
              amended and restated, January 23, 1997.                50

10.7          Andover Savings Bank Employees' Stock
              Ownership Plan and Trust Agreement and
              Amendment No. 1 (incorporated herein by
              reference to Exhibit 10(c) to Andover's
              Annual Report on Form 10-K for the
              fiscal year ended December 31, 1987).                  --

10.8          Andover Bancorp, Inc. Stock Option Plan
              dated May 8, 1986, as amended May 22,
              1986, January 29, 1987 and November 2,
              1987 (incorporated herein by reference
              to Exhibit 10(h) to Andover's Annual
              Report on Form 10-K for the fiscal year
              ended December 31, 1987).                              --

10.9          Special Termination Agreement between
              Andover, Andover Bank and Raymond P.
              Smith, dated December 12, 1995, as
              amended and restated, January 23,
              1997.                                                  56

10.10         Andover Bancorp, Inc. 1995 Stock
              Incentive Plan, dated February 16, 1995
              (incorporated herein by reference to
              Exhibit 10.11 to Andover's Annual Report
              on Form 10-K for the fiscalyear ended
              December 31, 1995).                                    --

10.11         Deferred Compensation Plan for Directors
              of Andover Bancorp, Inc. and its
              Subsidiaries, effective July 1, 1993, as
              amended and restated, February 22, 1996
              (incorporated herein by reference to
              Exhibit 10.12 to Andover's Annual Report
              on Form 10-K for the fiscal year ended
              December 31, 1995).                                    --

10.12         Andover Bancorp, Inc. Special Termination
              Plan, effective January 23, 1997.                      62

11            The computation of per share earnings
              can be readily determined from the
              material contained in the Annual Report
              on Form 10-K for the fiscal year ended
              December 31, 1996.                                     --

12            As the Company does not have any debt
              securities registered under Section 12
              of the Securities Act of 1933, no ratio
              of earnings to fixed charges appears in
              this Annual Report on Form 10-K.                       --

13            Andover Bancorp, Inc. 1996 Annual Report
              which, except for those portions
              expressly incorporated herein by
              reference, is furnished only for the
              information of the Securities and Exchange
              Commission and is not deemed to be filed.              66

21            The Company has two subsidiaries, Andover
              Bank and Andover Bank NH.  Andover Bank is
              a Massachusetts savings bank in stock form
              while Andover Bank NH is a New Hampshire
              guaranty savings bank in stock form.  Both
              subsidiaries are included in the
              Consolidated Financial Statements filed in
              the Annual Report on Form 10-K for the
              fiscal year ended December 31, 1996.                   --

23.1          Consent of KPMG Peat Marwick LLP.                     142