Form 10-Q
period 1997-03-31
ANDOVER BANCORP INC
filed 1997-05-12
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997 or
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                              --------------  ---------------

                         Commission File Number 0-16358
                                               ---------

                              ANDOVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)




          Delaware                                     04-2952665
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

61 Main Street, Andover, Massachusetts                    01810
--------------------------------------                  ----------
(Address of principal executive office)                 (Zip Code)

                                 (508) 749-2000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Former name, former address and for new fiscal year, if changed since last report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

     The number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date is:

                 Class: Common Stock, par value $0.10 per share
               Outstanding as of April 30, 1997: 5,148,458 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------


                                      Index


                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                         Page

             Consolidated Balance Sheets                                1

             Consolidated Statements of Operations                      2

             Consolidated Statements of Changes in
               Stockholders' Equity                                     3

             Consolidated Statements of Cash Flows                      4

             Notes to Consolidated Financial
             Statements                                                 5

             Analysis of Net Yield on Earning Assets                    6


ITEM 2   Management's Discussion and Analysis of                     7-15
         Financial Condition and Results of Operations
             For the Quarter Ended March 31, 1997

                    PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                             16

ITEM 2   Changes in Securities                                         16

ITEM 3   Defaults upon Senior Securities                               16

ITEM 4   Submission of Matters to a Vote of Security Holders           16

ITEM 5   Other Information                                             16

ITEM 6   Exhibits and Reports on Form 8-K                              16

Signatures                                                             17

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                                  MARCH 31, 1997       DEC. 31, 1996
                                                                  --------------       -------------
                                                                            (In thousands)
                                     ASSETS

Cash and due from banks                                             $   18,990           $   20,489
Short-term investments                                                  11,500               25,600
                                                                    ----------           ----------
  Cash and cash equivalents                                             30,490               46,089
                                                                    ----------           ----------
Assets held for sale (Market value of $1,752
  in 1997 and $2,220 in 1996)                                            1,752                2,220
Investments available for sale (Amortized
   cost of $135,351 in 1997 and $113,623
   in 1996)                                                            134,384              114,125
Investments held to maturity (Market value
   of $128,912 in 1997 and $137,007 in 1996)                           130,828              136,926
Loans                                                                  873,786              870,035
Allowance for loan losses                                              (12,374)             (12,229)
                                                                    ----------           ----------
  Net loans                                                            861,412              857,806
                                                                    ----------           ----------

Other real estate owned, net                                             1,942                1,683
Premises and equipment, net                                             10,134               10,194
Accrued interest receivable                                              7,737                7,164
Stock in FHLBB, at cost                                                 15,747               15,747
Deferred income taxes receivable                                         2,216                1,374
Income taxes receivable                                                    ---                  478
Mortgage servicing assets                                               10,279                8,006
Other assets                                                             2,683                3,001
                                                                    ----------           ----------
      Total assets                                                  $1,209,604           $1,204,813
                                                                    ==========           ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                          $  861,386           $  824,311
  Securities sold under agreements
   to repurchase                                                         5,552                2,833
  Federal Home Loan Bank advances                                      235,179              271,585
  Mortgagors' escrow accounts                                            2,416                2,294
  Income taxes payable                                                   3,209                2,570
  Accrued expenses and other liabilities                                 4,292                5,374
                                                                    ----------           ----------
      Total liabilities                                              1,112,034            1,108,967
                                                                    ----------           ----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value;
   3,000,000 shares authorized, none issued                                ---                  ---
  Common stock, $0.10 par value;
   15,000,000 shares authorized;
   Shares issued 5,154,792 in 1997
     and 1996                                                              515                  515
   Additional paid-in capital                                           59,177               59,222
   Retained earnings                                                    38,545               36,109
   Treasury stock, at cost (8,334 shares
     in 1997 and 20,862 shares in 1996)                                   (120)                (301)
   Unrealized gains (losses) on investments
     available for sale, net                                              (547)                 301
                                                                    ----------           ----------
       Total stockholders' equity                                       97,570               95,846
                                                                    ----------           ----------
       Total liabilities and stockholders' equity                   $1,209,604           $1,204,813
                                                                    ==========           ==========


The accompanying notes are an integral part of the consolidated financial statements.


                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)


                                                                 QUARTERS ENDED
                                                                     MARCH 31,
                                                            ------------------------
                                                            1997                1996
                                                            ----                ----
                                                     (In thousands, except per share amounts)

Interest and dividend income:
  Loans                                                   $17,076             $15,340
  Mortgage-backed securities                                3,077               3,297
  Investment securities                                     1,552               1,316
  Short-term investments                                      190                 117
                                                          -------             -------
        Total interest and dividend income                 21,895              20,070
                                                          -------             -------

Interest expense:
  Deposits                                                  8,768               7,613
  Federal Home Loan Bank advances                           3,655               3,734
  Securities sold under agreements to repurchase               63                 239
                                                          -------             -------
        Total interest expense                             12,486              11,586
                                                          -------             -------
        Net interest and dividend income                    9,409               8,484

Provision for loan losses                                     330                 395
                                                          -------             -------
        Net interest and dividend income
          after provision for loan losses                   9,079               8,089
                                                          -------             -------

Non-interest income:
  Net gains from sales and
    redemptions of assets held for sale                        29                  54
  Net gains from sales and redemptions
    of investments available for sale                         ---                  92
  Losses on real estate operations, net                      (357)               (477)
  Mortgage banking income                                     672                 487
  Other income                                                719                 680
                                                          -------             -------
        Total non-interest income                           1,063                 836
                                                          -------             -------

Non-interest expense:
  Salaries and employee benefits                            2,887               2,486
  Office occupancy and equipment                              684                 681
  Data processing                                             425                 386
  Marketing                                                   219                 216
  Professional fees                                           189                 187
  Other operating expense                                     764                 661
                                                          -------             -------
        Total non-interest expense                          5,168               4,617
                                                          -------             -------

        Income before income tax expense                    4,974               4,308
Income tax expense                                          1,766               1,576
                                                          -------             -------
        Net income                                        $ 3,208             $ 2,732
                                                          =======             =======

Average number of common shares outstanding                 5,138               5,087

Net income per share                                      $  0.62             $  0.53
                                                          =======             =======


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
       Year Ended December 31, 1996 and Three Months Ended March 31, 1997
                                   (Unaudited)


                                                                                                  UNREALIZED
                                                                                                GAINS (LOSSES)     TOTAL
                                                ADDITIONAL                                      ON INVESTMENTS     STOCK-
                                     COMMON      PAID-IN         RETAINED          TREASURY       AVAILABLE        HOLDERS'
                                      STOCK      CAPITAL         EARNINGS            STOCK        FOR SALE(1)      EQUITY
                                      -----      -------         --------            -----        -----------      ------
                                                                        (In thousands)

Balance at December 31, 1995          $515       $71,515          $26,183          $(13,247)       $ 199           $85,165

  Net income                           ---           ---           12,479               ---          ---            12,479
  Dividends declared and
    paid ($0.50 per share)             ---           ---           (2,553)              ---          ---            (2,553)
  Stock options exercised              ---            41              ---               612          ---               653
  Stock dividend                       ---       (12,334)             ---            12,334          ---               ---
  Change in unrealized
    gains (losses) on
    investments available
    for sale                           ---           ---              ---               ---          102               102
                                      ----       -------          -------          --------        -----           -------

Balance at December 31, 1996           515        59,222           36,109              (301)         301            95,846

  Net income                           ---           ---            3,208               ---          ---             3,208
  Dividends declared and
    paid ($0.15 per share)             ---           ---             (772)              ---          ---              (772)
  Stock options exercised              ---           (45)             ---               181          ---               136
  Change in unrealized
    gains (losses) on
    investments available
    for sale                           ---            ---             ---               ---         (848)             (848)
                                      ----        -------         -------          --------        -----           -------

Balance at March 31, 1997             $515        $59,177         $38,545          $   (120)       $(547)          $97,570
                                      ====        =======         =======          ========        =====           =======


----------------------------------------

(1) Net of related tax effect.

The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                 QUARTERS ENDED
                                                                                    MARCH 31,
                                                                             -----------------------
                                                                             1997               1996
                                                                             ----               ----
                                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   3,208           $  2,732
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                    330                395
   Net losses on sales and provisions
     for other real estate owned                                                136                174
   Net gains from sales and redemptions of
     investments available for sale                                             ---                (92)
   Net gains from sales and writedowns of
     assets held for sale                                                       (29)               (54)
   Depreciation and amortization                                                349                336
   Amortization of fees, discounts and premiums, net                            112                120
   (Increase) decrease in:
     Assets held for sale                                                       497             (2,177)
     Accrued interest receivable                                               (573)              (579)
     Income taxes receivable                                                    256                276
     Mortgage servicing assets                                                  293                265
     Other assets                                                               318               (937)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                                122               (780)
     Accrued income taxes payable                                               639                692
     Accrued expenses and other liabilities                                  (1,082)              (906)
                                                                          ---------           --------
       Net cash provided (used) by operating activities                       4,576               (535)
                                                                          ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                              (24,377)           (40,031)
     Proceeds from sales                                                        ---             14,108
     Proceeds from maturities and redemptions                                 1,000              4,000
     Principal repayments                                                     1,623              2,777
   Investment and mortgage-backed securities held to maturity:
     Purchases                                                                  ---             (1,544)
     Proceeds from maturities and redemptions                                   500              2,000
     Principal repayments                                                     5,539              6,509
   Purchases of whole loans                                                  (1,024)               ---
   Purchases of mortgage servicing rights                                    (2,566)              (136)
   Net increase in loans                                                     (3,712)           (16,510)
   Capital expenditures on premises and equipment, net                         (289)              (356)
   Proceeds from disposition of other real estate owned                         423              1,007
   Capital expenditures on other real estate owned                              (44)               ---
                                                                          ---------           --------
       Net cash used by investing activities                                (22,927)           (28,176)
                                                                          ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                  37,075             20,161
   Net increase in securities sold
     under agreements to repurchase                                           2,719             27,287
   Proceeds from issuance of FHLB advances                                   65,000             72,475
   Principal repayments of FHLB advances                                   (101,406)           (89,513)
   Dividends paid                                                              (772)              (508)
   Stock options exercised                                                      136                109
                                                                          ---------           --------
       Net cash provided by financing activities                              2,752             30,011
                                                                          ---------           --------
Net increase (decrease) in cash and cash equivalents                        (15,599)             1,300
Cash and cash equivalents, at beginning of period                            46,089             28,236
                                                                          ---------           --------
Cash and cash equivalents, at end of period                               $  30,490           $ 29,536
                                                                          =========           ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
         Interest                                                         $  12,681           $  11,815
         Income taxes                                                           869                 571
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale                                               5,010              13,105
    Transfer of loans to other real estate owned                                774                 351


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1)   BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Andover Bancorp, Inc. ("Andover" or the "Company") and its subsidiaries, including its principal subsidiaries, Andover Bank and Andover Bank NH (collectively the "Banks"), presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1996. Andover Bank (the "Bank") is a state chartered savings bank with its headquarters located in Andover, Massachusetts. Andover Bank NH ("ABNH") is a state chartered guaranty savings bank established in September, 1995 and headquartered in Salem, New Hampshire. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2)   STOCK DIVIDEND

     The per share data for the first quarter of 1996 was restated to reflect a 20% stock dividend distributed on November 13, 1996. The effect of this stock dividend on the Company's earnings per share and dividends per share for the first quarter of 1996 is presented below.

                                              As reported    As restated
                                              -----------    -----------

Net income per share - 3/31/96                    $0.64          $0.53
Dividends declared per share - 3/31/96            $0.12          $0.10


                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                     ANALYSIS OF NET YIELD ON EARNING ASSETS
                     ---------------------------------------
                                   (Unaudited)

                                                                          QUARTERS ENDED MARCH 31,
                                                                          ------------------------
                                                                 1997                                 1996
                                                                 ----                                 ----
                                                               INTEREST  AVERAGE                     INTEREST   AVERAGE
                                                 AVERAGE        EARNED/   YIELD/       AVERAGE        EARNED/    YIELD/
                                                 BALANCE         PAID     RATE(3)      BALANCE         PAID      RATE(3)
                                                 -------         ----     -------      -------         ----      -------
                                                                    (Dollars in thousands)
ASSETS

Interest-earning assets:
  Short-term investments                       $   14,148      $   190     5.45%     $    8,796       $   117     5.35%
  Investment securities (1)                        93,528        1,552     6.73          88,928         1,316     5.95
  Mortgage-backed securities (1)                  180,692        3,077     6.91         193,877         3,297     6.84
                                               ----------      -------               ----------       -------
   Total investments                              288,368        4,819     6.78         291,601         4,730     6.52
                                               ----------      -------               ----------       -------
  Real estate loans (1) (2)                       796,808       15,410     7.84         706,630        13,768     7.84
  Consumer loans (2)                               60,803        1,229     8.20          52,430         1,161     8.91
  Commercial loans (2)                             18,944          437     9.36          17,796           411     9.29
                                               ----------      -------               ----------       -------
   Total loans                                    876,555       17,076     7.90         776,856        15,340     7.94
                                               ----------      -------               ----------       -------

   Total interest-earning assets                1,164,923       21,895     7.62%      1,068,457        20,070     7.55%
                                                               -------                                -------

Allowance for loan losses                         (12,264)                              (11,707)
Other real estate owned                             1,652                                 3,617
Other assets                                       54,519                                45,555
                                               ----------                            ----------
   Total assets                                $1,208,830                            $1,105,922
                                               ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits:
  NOW accounts                                 $   66,833          169     1.03%     $   64,165       $   159     1.00%
  Regular savings accounts                        104,046          808     3.15          69,959           387     2.22
  Money market deposit accounts                   117,204          871     3.01         129,832           923     2.86
  Certificates of deposit                         488,434        6,920     5.75         426,683         6,144     5.79
                                               ----------      -------               ----------       -------
   Total interest-bearing deposits                776,517        8,768     4.58         690,639         7,613     4.43
                                               ----------      -------               ----------       -------
Borrowed funds:
  Reverse repurchase agreements                     5,667           63     4.51          17,931           239     5.36
  Federal Home Loan Bank advances                 257,945        3,655     5.75         250,575         3,734     5.99
                                               ----------      -------               ----------       -------
   Total borrowed funds                           263,612        3,718     5.72         268,506         3,973     5.95
                                               ----------      -------               ----------       -------
   Total interest-bearing liabilities           1,040,129       12,486     4.87%        959,145        11,586     4.85%
                                                               -------                                -------

Demand deposits                                    62,249                                52,433
Other liabilities                                  10,436                                 9,025
                                               ----------                            ----------
   Total liabilities                            1,112,814                             1,020,603
Stockholders' equity                               96,016                                85,319
                                               ----------                            ----------
   Total liabilities and stock-
       holders' equity                         $1,208,830                            $1,105,922
                                               ==========                            ==========

Net interest income                                            $ 9,409                                $ 8,484
                                                               =======                                =======

Interest rate spread                                                       2.75%                                  2.70%
                                                                           ====                                   ====

Net yield on earning assets                                                3.28%                                  3.19%
                                                                           ====                                   ====

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield has been calculated using interest income divided by the average balance of the amortized historical cost.

(2) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average amounts outstanding.

(3) The Average Yield/Rate calculation is based on an annualized basis reflecting 90 days in the first quarter of 1997 and 91 days in the first quarter of 1996.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1997
                      ------------------------------------

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

RESULTS OF OPERATIONS
---------------------

GENERAL. Net income amounted to $3.2 million, or $0.62 per share, for the quarter ended March 31, 1997 as compared to net income of $2.7 million, or $0.53 per share, in the corresponding quarter of 1996. The current quarter results includes an increase in the net interest margin, non-interest income and a reduction in the provision for loan losses, offset by an increase in non-interest expenses. Andover's annualized return on average assets increased to 1.08% for the first quarter of 1997 compared to 0.99% in the first quarter of 1996. The annualized return on average stockholders' equity increased to 13.55% in the first quarter of 1997 from 12.88% in the first quarter of 1996.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $9.4 million for the first quarter of 1997 as compared to $8.5 million for the same period in 1996. This increase resulted from a rise in interest-earning assets as well as an increase in the net yield earned. While continued progress has been made in reducing non-performing assets, the overall levels of non-performing assets continue to result in foregone income and other operating costs associated with holding and disposing of such assets. Foregone income, which represents the amount of interest income earned but excluded from earnings on nonaccruing loans, amounted to $195,000 in the first quarter of 1997, versus $237,000 in the comparable quarter of 1996. The Company continues to shift its earning asset mix from investments to loans, which averaged 75% of total interest-earning assets in the current quarter. This combination resulted in an increased net yield on earning assets of 3.28% for the first quarter of 1997 compared to 3.19% in 1996.

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

The provision for loan losses for the first quarter of 1997 was $330,000 versus $395,000 in the comparable period in 1996. Management considered several contributing factors in determining that a lower provision for loan losses was appropriate in the first quarter of 1997. These factors include, without limitation, the level and mix of loan growth, the level of nonaccrual and restructured loans as well as the level of delinquent loans, charge-offs and recoveries. Charge-offs in the first quarter of 1997 totalled $628,000 versus $680,000 in the corresponding quarter last year while recoveries totalled $443,000 and $188,000, respectively, for 1997 and 1996. The reserve coverage as a percentage of nonaccruing loans totalled 118.7% at March 31, 1997, this represents a slight increase from the 1996 year-end reserve coverage.

NON-INTEREST INCOME. Net gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $29,000 in the first quarter of 1997 and $146,000 in the comparable period of 1996.

Losses of $357,000 on real estate operations were recognized in the first quarter of 1997 as compared to $477,000 in the first quarter of 1996. A significant portion of the losses on real estate operations during the first quarters of both 1997 and 1996 were operating costs associated with acquiring, maintaining and disposing of other real estate owned totalling $221,000 and $303,000, respectively. Provisions for losses on other real estate owned added another $125,000 to the loss on real estate operations during the first quarter of 1997, as compared to $140,000 in the first quarter of 1996. In the first quarter of 1997, sales of other real estate owned totalled $423,000 as compared to $1.0 million in the corresponding quarter of 1996.

Mortgage banking income totalled $672,000 in 1997's first quarter versus $487,000 in 1996's comparable quarter due to an increase in the Company's servicing portfolio. Total loans serviced for investors totalled $1,070.3 million and $765.7 million, respectively, at March 31, 1997 and 1996. Included in the balances for March 31, 1997, were rights to service $209 million in residential loans that were purchased in the first quarter of 1997, although the loans were subserviced by the original servicer at quarter-end.

Other income totalled $719,000 in 1997's first quarter as compared to $680,000 in the first quarter of 1996, primarily due to an increase in deposit fee income.

NON-INTEREST EXPENSE. Non-interest expenses increased by $551,000, or 11.9%, to $5.2 million in the first quarter of 1997 from the first quarter of 1996. Salaries and employee benefits, the largest component of non-interest expense, increased $401,000 or 16.1% from $2.5 million for the first quarter of 1996 to $2.9 million in the current year's corresponding quarter. This increase was primarily due to a higher head count and salary increases. Other employee benefits, which includes retirement, medical, ESOP and 401(k) benefits, among others, have also increased over the first quarter of 1996.

Data processing expenses increased 10.1% from $386,000 for the quarter ended March 31, 1996 to $425,000 for the first quarter of 1997 due to an increase in the number of loans and deposits.

Other operating expenses increased from $661,000 for the quarter ended March 31, 1996 to $764,000 in the first quarter of 1997 due mainly to various expenses incurred in running a larger institution. These expenses, which increased over the prior year's quarter, include postage, printing and telephone expenses as well as office supplies and directors fees.

All other non-interest expense components had no significant increase or decrease from the first quarter of 1996 to the first quarter of 1997.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $125,000 for the first quarter of 1997 and 1996. Offsetting the income tax benefit in 1997, the Company recorded an income tax expense of $1.9 million, on its financial statement earnings.

FINANCIAL CONDITION
-------------------

Total assets increased slightly from $1,204.8 million at December 31, 1996 to $1,209.6 million at March 31, 1997. The modest loan growth and increase in the investment portfolio was funded by the solid growth experienced in the deposit balances.

LOANS. The following table shows the composition of the Company's loan portfolio at March 31, 1997 and December 31, 1996. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                                   3/31/97        12/31/96
                                                   -------        --------
                                                       (In thousands)
Real estate loans:
  Residential                                      $625,777       $619,955
  Commercial                                        135,116        136,454
  Construction and land                              32,801         35,001
                                                   --------       --------
    Total real estate loans                         793,694        791,410
                                                   --------       --------
Consumer loans                                       61,301         59,224
Commercial loans                                     18,791         19,401
                                                   --------       --------
    Total loans                                    $873,786       $870,035
                                                   ========       ========

Total loans increased $3.8 million in the first quarter of 1997 to $873.8 million at March 31, 1997. Total originations of residential real estate and corporate loans decreased in the first quarter, as reflected by the modest growth in the total loan balances. Contributing to the modest loan growth in the first quarter of 1997 were several large corporate loans which were repaid due, in part, to the competitive market for corporate relationships.

Interest rates affect both the residential mortgage refinance and home purchase markets and were at relatively high levels in the first quarter of 1997. Originations of corporate loans, which include commercial real estate, construction and land loans as well as commercial loans, are also sensitive to interest rates, real estate values and business activity. The corporate loan balances declined from the year-end balances by approximately 9% on an annualized basis to $186.7 million at March 31, 1997. Residential loan balances increased $5.8 million, or approximately 4% on an annualized basis, to $625.8 million at March 31, 1997. Consumer loan balances increased by approximately 14% on an annualized basis, to $61.3 million at March 31, 1997, primarily resulting from an increase in home equity lines and second mortgage loans as a result of a recent promotional offer undertaken by the Banks.

RISK ELEMENTS. The following table shows the composition of non-performing assets at March 31, 1997 and December 31, 1996:

                                                     3/31/97       12/31/96
                                                     -------       --------
                                                     (Dollars in thousands)

Nonaccruing loans                                    $10,424       $10,699
Other real estate owned                                1,942         1,683
                                                     -------       -------
    Total non-performing assets                      $12,366       $12,382
                                                     =======       =======

Total non-performing assets as a
 percentage of total assets                             1.0%          1.0%

Total non-performing assets decreased slightly in the first three months of 1997, primarily due to nonaccruing loans moving back into performing status as well as the sale of other real estate owned. During the first three months of 1997, $774,000 of loans were written down to their net fair value and reclassified out of loans and into other real estate owned.

Significant progress has been made over the past several years in reducing total non-performing assets. However, Andover continues to experience levels of non-performing assets that divert management's attention and produce high levels of foregone income, provisions for loan and other real estate owned losses, loan charge-offs and other costs associated with non-performing assets. Interest income of approximately $313,000 would have been recorded in the first three months of 1997 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms. Interest income actually recognized thus far in 1997 on nonaccruing loans amounted to approximately $41,000. Additionally, another $77,000 in interest payments were applied as a reduction of the nonaccruing loan balances instead of as interest income during the first three months of 1997.

A significant portion of the nonaccrual loans are secured by commercial real estate or multi-family dwellings located in Lawrence, Massachusetts. This city has been especially hard hit with continued declines in real estate values, increasing vacancies and rapid turnover in the multi-family investor-owned properties, which represents the majority of the Bank's collateral on troubled loans and other real estate owned properties in Lawrence. Deterioration in this market area will adversely impact the collectibility of certain real estate loans and may result in a continued high level of non-performing assets. At March 31, 1997, approximately $5.5 million of nonaccrual loans and $1.3 million of other real estate owned were secured by properties located in Lawrence, consisting primarily of multi-family dwellings, as compared to approximately $6.0 million and $1.4 million, respectively, at December 31, 1996.

At March 31, 1997, total impaired loans were $8.5 million, of which $2.8 million had related allowances of $0.5 million and $5.7 million which did not require a related allowance. During the period ended March 31, 1997, the average recorded value of impaired loans was $8.8 million and the related amount of interest income recognized was approximately $20,000.

NONACCRUING LOANS. Management places loans on nonaccrual status when loan payments are past due 90 days or more, regardless of collateral values. All previously accrued but uncollected interest is reversed against current period interest income when a loan is placed on nonaccrual status. Loans for which payments are less than 90 days past due are placed on nonaccrual status when concern exists regarding the ultimate collectibility of the loan.

The following table shows the composition of nonaccruing loans at March 31, 1997 and December 31, 1996:
                                                          3/31/97    12/31/96
                                                          -------    --------
                                                        (Dollars in thousands)

Residential real estate                                   $ 3,084    $ 2,838
Commercial real estate                                      6,592      6,901
Construction and land                                         ---         79
Commercial                                                    663        727
Consumer                                                       85        154
                                                          -------    -------
  Total loans on nonaccrual                               $10,424    $10,699
                                                          =======    =======

Allowance for loan losses                                 $12,374    $12,229
                                                          =======    =======

Allowance for loan losses as a
 percentage of nonaccruing loans                            118.7%     114.3%
Allowance for loan losses as a
 percentage of total loans                                    1.4%       1.4%

Of the $10.4 million in nonaccruing loans at March 31, 1997, $3.4 million or 32.5% were less than 90 days past due but have exhibited some other credit weakness. Of the $3.4 million in loans less than 90 days past due, approximately $850,000 or 25.1% have had the terms or interest rate, or both, modified. Substantially all of the modified loans are performing in accordance with their modified terms but have not demonstrated sufficient sustained performance required to remove these loans from their nonaccrual status.

While stabilization has appeared in certain sectors of the economy and real estate markets, if the regional economy deteriorates, nonaccruing loans would likely increase, reversing progress made by the Company in reducing non-performing assets over the past several years.

RESTRUCTURED LOANS. A restructured loan is one for which the Bank has modified the terms to provide a temporary reduction in the rate of interest due to the deterioration in the financial position of the borrower. Restructured loans are classified as such until the obligation has performed for a sustained period of time at a market rate of interest and its ultimate collectibility is no longer in doubt. At March 31, 1997 and December 31, 1996, restructured loans totalled $1.5 million and $2.2 million, respectively. The weighted average interest rate on restructured loans as of March 31, 1997 was approximately 5.3%.

OTHER REAL ESTATE OWNED. The deterioration in the New England real estate market and economy caused foreclosures resulting in the transfer of loans to other real estate owned.

The following table shows the composition of other real estate owned at March
31, 1997 and December 31, 1996:

                                                     3/31/97       12/31/96
                                                     -------       --------
                                                        (In thousands)

Residential real estate                               $  495        $  456
Commercial real estate                                   473           544
Multi-family real estate                               1,109           658
Construction and land                                    101           201
                                                      ------        ------
                                                       2,178         1,859
Valuation allowance                                     (236)         (176)
                                                      ------        ------
 Total other real estate owned                        $1,942        $1,683
                                                      ======        ======

The following table shows changes in the valuation allowance for other real estate owned for the quarters ended March 31, 1997 and 1996:

                                                      March 31,
                                                 ------------------
                                                 1997          1996
                                                 ----          ----
                                                   (In thousands)

Balance, beginning of period                      $176        $ 413
Provision                                          125          140
Charge-offs                                        (65)        (204)
                                                  ----        -----
Balance, end of period                            $236        $ 349
                                                  ====        =====

All other real estate owned is carried at the lower of the carrying value of the loan or the estimated net fair value of the property constructively or actually received. Initial write-downs to net fair value are charged to the allowance for loan losses. Subsequent declines in fair value due to the deterioration in real estate values are charged to the valuation allowance. Additions to the valuation allowance for other real estate owned totalled $125,000 for the first three months of 1997 as compared to $140,000 in the same period in 1996.

During the first three months of 1997, sales of other real estate owned totalled $423,000, as compared to $1.0 million in the first three months of 1996. In the first three months of 1997, net losses of $11,000 on sales of other real estate owned were recognized as compared to $34,000 in the corresponding period in 1996. Pending sales under firm offers or purchases and sales agreements on properties with carrying values of approximately $700,000 are anticipated for the second quarter of 1997. However, there is no assurance such sales will take place. There were no commitments for capital expenditures on real estate acquired by foreclosure at March 31, 1997.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters ended March 31, 1997 and 1996:

                                                          Quarters Ended
                                                      ----------------------
                                                      03/31/97      03/31/96
                                                      --------      --------
                                                      (Dollars in Thousands)

Balance at beginning of quarter                       $12,229       $11,665
Provision                                                 330           395
Charge-offs:
 Residential real estate                                 (302)         (210)
 Commercial real estate                                  (253)         (347)
 Construction and land                                    ---           ---
 Commercial                                               (54)          (43)
 Consumer                                                 (19)          (80)
                                                      -------       -------
  Total charge-offs                                      (628)         (680)
                                                      -------       -------

Recoveries:
 Residential real estate                                  ---           ---
 Commercial real estate                                    89            54
 Construction and land                                     88            59
 Commercial                                               263            66
 Consumer                                                   3             9
                                                      -------       -------
  Total recoveries                                        443           188
                                                      -------       -------
Net charge-offs                                          (185)         (492)
                                                      -------       -------
    Balance at end of quarter                         $12,374       $11,568
                                                      =======       =======

Ratio of annualized net
 charge-offs to average loans
 outstanding                                             0.08%         0.25%

Charge-offs totalled $628,000 during the first quarter of 1997 and were spread out among 33 loans; the largest charge-off during the quarter was $58,000. Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses."

INVESTMENTS. As of March 31, 1997, the Company's total investment portfolio amounted to $276.7 million. Although the investment portfolio balance remained essentially unchanged as compared to the balances as of year-end, the mix of investments changed. The purchase of $31.8 million in investments available for sale, primarily U.S. government and federal agency obligations, was offset by the decline of $14.1 million in short-term investments as well as principal repayments and the sale of $7.3 million in investments available for sale.

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

The following table presents the carrying values of the investment portfolio at March 31, 1997 and December 31, 1996:

                                                                  3/31/97             12/31/96
                                                                  --------            --------
                                                                         (In thousands)

SHORT-TERM INVESTMENTS                                            $ 11,500            $ 25,600
                                                                  ========            ========

INVESTMENTS AVAILABLE FOR SALE (AT FAIR VALUE):
U.S. government and federal agency obligations                    $ 63,224            $ 41,740
Other bonds and obligations                                         14,812              14,993
                                                                  --------            --------
   Total bonds and obligations                                      78,036              56,733
                                                                  --------            --------

GNMA mortgage-backed securities                                     27,711              27,526
FHLMC participation certificates                                    24,087              25,103
FNMA pass-through certificates                                       4,550               4,763
                                                                  --------            --------
   Total mortgage-backed securities                                 56,348              57,392
                                                                  --------            --------
   Total investments available for sale                           $134,384            $114,125
                                                                  ========            ========

INVESTMENTS HELD TO MATURITY (AMORTIZED COST):
U.S. government and federal agency obligations                    $  1,450            $  1,448
Other bonds and obligations                                          9,163               9,686
                                                                  --------            --------
   Total bonds and obligations                                      10,613              11,134
                                                                  --------            --------

FHLMC participation certificates                                    60,257              63,639
FNMA pass-through certificates                                      55,172              57,192
GNMA mortgage-backed securities                                      3,790               3,899
Other asset-backed securities                                          996               1,062
                                                                  --------            --------
   Total mortgage-backed securities                                120,215             125,792
                                                                  --------            --------
   Total investments held to maturity                             $130,828            $136,926
                                                                  ========            ========

   Total investments                                              $276,712            $276,651
                                                                  ========            ========

The following table presents the gross unrealized gains and losses by major categories of securities as of March 31, 1997:

                                                        Unrealized   Unrealized
                                                          Gains        Losses
                                                        ----------   ----------
                                                            (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations            $ 30         $  (542)
Other bonds and obligations                                 32            (161)
Mortgage-backed securities                                 241            (567)
                                                          ----         -------
    Total investments available for sale                   303          (1,270)
                                                          ----         -------

INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations            $---         $   (43)
Other bonds and obligations                                 48             (73)
Mortgage-backed securities                                 486          (2,334)
                                                          ----         -------
    Total investments held to maturity                     534          (2,450)
                                                          ----         -------
    Total unrealized gains and losses                     $837         $(3,720)
                                                          ====         =======

At March 31, 1997, the Company's net unrealized loss on investments available for sale amounted to $967,000, a fair value decline of $1.5 million from a net unrealized gain of $502,000 at December 31, 1996. At March 31, 1997, the Company's net unrealized loss on investments held to maturity totalled $1.9 million, a change of $2.0 million from a net unrealized gain of $81,000 at December 31, 1996. The change in the net unrealized loss on the total investment portfolio from the end of 1996 was primarily due to increased market interest rates.

DEPOSITS AND BORROWED FUNDS. Total deposits increased 4.5% to $861.4 million at March 31, 1997 from $824.3 million at December 31, 1996. This increase was most pronounced in regular savings accounts and certificates of deposit and reflects the success of various promotions. All other core deposits, excluding NOW accounts, also experienced an increase during the first three months of 1997.

The following table shows the composition of the Company's deposits at March 31,
1997 and December 31, 1996:
                                                   3/31/97      12/31/96
                                                   -------      --------
                                                       (In thousands)

Demand deposit accounts                            $ 65,092     $ 60,245
Regular savings accounts                            110,480       96,690
NOW accounts                                         71,263       75,297
Money market deposit accounts                       116,462      116,019
Certificates of deposit                             498,089      476,060
                                                   --------     --------
     Total deposits                                $861,386     $824,311
                                                   ========     ========

Federal Home Loan Bank advances decreased $36.4 million from December 31, 1996, to $235.2 million at March 31, 1997. The funds used to pay down these advances resulted from the growth experienced in total deposits. Securities sold under agreements to repurchase increased $2.7 million to $5.6 million at March 31, 1997.

LIQUIDITY. Liquidity refers to the ability of the Company to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from its bank subsidiaries. ABNH will be limited in its ability to pay dividends during its initial years of operation. ABNH received an additional capital contribution of $1.0 million in the first quarter of 1997 to maintain its required capital ratios in light of its balance sheet growth. In the first quarter of 1997, the Company paid dividends to stockholders in the amount of $772,000. In April, 1997, the Company declared a dividend in the amount of $875,000, payable in the second quarter of 1997.

The Banks have a diverse base of funding sources including customer deposits, borrowed funds, repayments and amortization of the loan and investment portfolios. A portion of the Banks' deposits represent core deposits, which management believes are relatively insensitive to fluctuations in interest rates. Sources of borrowed funds include funds purchased from other banks, the sale of securities under repurchase agreements and borrowings from the FHLB, of which the Bank is a voluntary member. The Banks may also obtain funds from the Federal Reserve Bank of Boston by pledging certain assets.

Cash flows provided by operations increased $5.1 million to $4.6 million in the first three months of 1997 as compared to cash flows used by operations of $535,000 in the corresponding period of 1996 due primarily to a decrease in assets held for sale. Cash flows used by investing activities decreased by $5.2 million to $22.9 million for the three months ended March 31, 1997, from $28.2 million during the equivalent period last year. This was mainly attributable to fewer purchases of investments available for sale and a smaller increase in portfolio loans. Cash flows provided by financing activities decreased $27.3 million for the period ended March 31, 1997 to $2.8 million, as compared to $30.0 million in the equivalent period in 1996 due to a significant decline in securities sold under agreements to repurchase as well as higher FHLB advance repayments in the first quarter of 1997.

At March 31, 1997, the Company had home equity, reserve credit and commercial unused lines of credit totalling $87.2 million. Outstanding commitments to originate real estate loans totalled $31.8 million. Unadvanced portions of real estate loans amounted to $14.8 million. Standby letters of credit were $1.9 million. Loans sold with recourse totalled $4.1 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current leverage and risk-based capital requirements as of March 31, 1997:

                                                   Risk-Based Capital Ratio
                                         Leverage  ------------------------
                                          Ratio        Tier 1    Total
                                          -----        ------    -----
Andover Bancorp, Inc.                      8.1%         13.6%    14.9%
Andover Bank                               7.9          13.3     14.5
Andover Bank NH                            9.5          16.2     16.5

Current minimum regulatory requirements for the Bank and the Company as of March 31, 1997 were 4.0% for the leverage ratio and 4.0% and 8.0%, respectively, for the Tier 1 and total risk-based capital ratios. As a de novo bank, Andover Bank NH is obligated to maintain a minimum leverage ratio of 8%. Under the FDIC's prompt corrective action regulations promulgated pursuant to the FDIC Improvement Act of 1991, the Banks have sufficient capital to be considered "well- capitalized". Therefore, the Banks are entitled to pay the lowest deposit premium possible.

                           PART II - OTHER INFORMATION



ITEM 1     Legal Proceedings
               Not Applicable

ITEM 2     Changes in Securities
               Not Applicable

ITEM 3     Defaults Upon Senior Securities
               Not Applicable

ITEM 4     Submission of Matters to a Vote of Security Holders

               The 1997 Annual Meeting of Shareholders of the registrant was held on April 24, 1997. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. Other matters voted on at the meeting included ratification of KPMG Peat Marwick LLP as Andover's independent auditors. Votes were cast as follows:

               I.  Election of two Class I Directors

                   Nominee                    For                  Withheld
                   -------                    ---                  --------

                   Thomas F. Caffrey       4,312,353                41,111
                   Cornelius J. McCarthy   4,308,069                45,395

              II.  Ratification of KPMG Peat Marwick LLP as Independent Auditors
                                                                      Broker
                        For           Against          Abstain       Non Vote
                        ---           -------          -------       --------

                     4,309,911        18,297            25,254          -0-

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

                                          ANDOVER BANCORP, INC.





May 13, 1997                              /s/Gerald T. Mulligan
                                          ---------------------
                                          Gerald T. Mulligan
                                          President and
                                          Chief Executive Officer






May 13, 1997                              /s/Joseph F. Casey
                                          ----------------------
                                          Joseph F. Casey
                                          Chief Financial Officer
                                          and Treasurer