Form 10-Q
period 1997-06-30
ANDOVER BANCORP INC
filed 1997-08-11
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

                         Commission File Number 0-16358


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

                 Class: Common Stock, par value $0.10 per share
                Outstanding as of July 29, 1997: 5,148,458 shares

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
          Financial Condition and Results of Operations
            For the Quarter Ended June 30, 1997
            For the Six Months Ended June 30, 1997

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


                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   June 30, 1997               Dec. 31, 1996
                                                                                   -------------               -------------
                                                                                                (In thousands)
                       ASSETS

Cash and due from banks                                                             $   26,857                   $   20,489
Short-term investments                                                                  19,900                       25,600
                                                                                    ----------                   ----------
  Cash and cash equivalents                                                             46,757                       46,089
                                                                                    ----------                   ----------
Assets held for sale (Market value of $2,142
  in 1997 and $2,220 in 1996)                                                            2,142                        2,220
Investments available for sale (Amortized
   cost of $151,024 in 1997 and $113,623 in 1996)                                      151,492                      114,125
Investments held to maturity (Market value
   of $124,921 in 1997 and $137,007 in 1996)                                           124,930                      136,926
Loans                                                                                  888,904                      870,035
Allowance for loan losses                                                              (12,531)                     (12,229)
                                                                                    ----------                   ----------
  Net loans                                                                            876,373                      857,806
                                                                                    ----------                   ----------

Other real estate owned, net                                                             1,425                        1,683
Premises and equipment, net                                                              9,953                       10,194
Accrued interest receivable                                                              7,714                        7,164
Stock in FHLBB, at cost                                                                 15,747                       15,747
Deferred income taxes receivable                                                         1,798                        1,374
Income taxes receivable                                                                    ---                          478
Mortgage servicing assets                                                                9,969                        8,006
Other assets                                                                             2,643                        3,001
                                                                                    ----------                   ----------
      Total assets                                                                  $1,250,943                   $1,204,813
                                                                                    ==========                   ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                          $  920,191                   $  824,311
  Securities sold under agreements to repurchase                                         6,412                        2,833
  Federal Home Loan Bank advances                                                      214,797                      271,585
  Mortgagors' escrow accounts                                                            2,325                        2,294
  Income taxes payable                                                                   2,131                        2,570
  Accrued expenses and other liabilities                                                 4,258                        5,374
                                                                                    ----------                   ----------
      Total liabilities                                                              1,150,114                    1,108,967
                                                                                    ----------                   ----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value;
   3,000,000 shares authorized, none issued                                                ---                          ---
  Common stock, $0.10 par value;
   15,000,000 shares authorized;
   shares issued 5,154,792 in 1997 and 1996                                                515                          515
   Additional paid-in capital                                                           59,255                       59,222
   Retained earnings                                                                    40,852                       36,109
   Treasury stock, at cost (6,334 shares
     in 1997 and 20,862 shares in 1996)                                                    (91)                        (301)
   Unrealized gains on investments vailable for sale, net                                  298                          301
                                                                                    ----------                   ----------
       Total stockholders' equity                                                      100,829                       95,846
                                                                                    ----------                   ----------
       Total liabilities and stockholders' equity                                   $1,250,943                   $1,204,813
                                                                                    ==========                   ==========


The accompanying notes are an integral part of the consolidated financial statements.


                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           QUARTERS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                         1997          1996            1997          1996
                                                                         ------------------            ------------------
                                                                             (In thousands, except per share amounts)

Interest and dividend income:
  Loans                                                               $17,241       $15,763         $34,387       $31,103
  Mortgage-backed securities                                            3,043         3,467           6,120         6,764
  Investment securities                                                 1,787         1,430           3,339         2,746
  Short-term investments                                                  212            54             402           171
                                                                      -------       -------         -------       -------
        Total interest and dividend income                             22,283        20,714          44,248        40,784
                                                                      -------       -------         -------       -------

Interest expense:
  Deposits                                                              9,501         7,637          18,269        15,250
  Federal Home Loan Bank advances                                       3,218         3,918           6,873         7,652
  Securities sold under agreements to repurchase                           79           342             142           581
                                                                      -------       -------         -------       -------
        Total interest expense                                         12,798        11,897          25,284        23,483
                                                                      -------       -------         -------       -------
        Net interest and dividend income                                9,485         8,817          18,964        17,301

Provision for loan losses                                                 223           360             553           755
                                                                      -------       -------         -------       -------
        Net interest and dividend income
          after provision for loan losses                               9,262         8,457          18,411        16,546
                                                                      -------       -------         -------       -------

Non-interest income:
  Net gains from sales and redemptions of
    assets held for sale                                                   54           111              83           165
  Net gains from sales and redemptions
    of investments available for sale                                      87             1              87            93
  Losses on real estate operations, net                                  (228)         (391)           (585)         (868)
  Mortgage banking income                                                 584           513           1,186         1,000
  Other income                                                            779           696           1,498         1,376
                                                                      -------       -------         -------       -------
        Total non-interest income                                       1,276           930           2,269         1,766
                                                                      -------       -------         -------       -------

Non-interest expense:
  Salaries and employee benefits                                        2,987         2,632           5,874         5,118
  Office occupancy and equipment                                          755           697           1,439         1,378
  Data processing                                                         434           433             859           819
  Marketing                                                               276           240             495           456
  Professional fees                                                       224           200             413           387
  Merger recovery                                                          --          (225)             --          (225)
  Other operating expense                                                 880           795           1,644         1,456
                                                                      -------       -------         -------       -------
        Total non-interest expense                                      5,556         4,772          10,724         9,389
                                                                      -------       -------         -------       -------

        Income before income tax expense                                4,982         4,615           9,956         8,923
  Income tax expense                                                    1,800         1,695           3,566         3,271
                                                                      -------       -------         -------       -------
        Net income                                                    $ 3,182       $ 2,920         $ 6,390       $ 5,652
                                                                      =======       =======         =======       =======

Average number of common shares outstanding                             5,148         5,095           5,143         5,090

Net income per share                                                  $  0.62       $  0.57         $  1.24       $  1.11
                                                                      =======       =======         =======       =======



The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        Year Ended December 31, 1996 and Six Months Ended June 30, 1997
                                   (Unaudited)

                                                                                                   UNREALIZED
                                                                                                 GAINS (LOSSES)       TOTAL
                                                ADDITIONAL                                       ON INVESTMENTS       STOCK-
                                       COMMON    PAID-IN          RETAINED          TREASURY        AVAILABLE        HOLDERS'
                                       STOCK     CAPITAL          EARNINGS            STOCK        FOR SALE(1)        EQUITY
                                      ------    ----------        --------          --------       -----------       --------
                                                                        (In thousands)
Balance at December 31, 1995           $515       $71,515          $26,183          $(13,247)       $   199          $ 85,165

  Net income                             --            --           12,479                --             --            12,479
  Dividends declared and
    paid ($0.50 per share)               --            --           (2,553)               --             --            (2,553)
  Stock options exercised                --            41               --               612             --               653
  Stock dividend                         --       (12,334)              --            12,334             --                --
  Change in unrealized
    gains (losses) on
    investments available
    for sale                             --            --               --                --            102               102
                                       ----       -------          -------          --------        -------          --------

Balance at December 31, 1996            515        59,222           36,109              (301)           301            95,846

  Net income                             --            --            6,390                --             --             6,390
  Dividends declared and
    paid ($0.32 per share)               --            --           (1,647)               --             --            (1,647)
  Stock options exercised                --            33               --               210             --               243
  Change in unrealized
    gains (losses) on
    investments available
    for sale                             --            --               --                --             (3)               (3)
                                       ----       -------          -------          --------        -------          --------

Balance at June 30, 1997               $515       $59,255          $40,852          $    (91)       $   298          $100,829
                                       ====       =======          =======          ========        =======          ========


[FN]
------------------------------
(1) Net of related tax effect.
[/FN]

The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             SIX MONTHS ENDED,
                                                                                                 JUNE 30,
                                                                                        -------------------------
                                                                                        1997                 1996
                                                                                        ----                 ----
                                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $   6,390           $   5,652
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                               553                 755
   Net losses on sales and provisions
     for other real estate owned                                                           169                 243
   Net gains from sales and redemptions of
     investments available for sale                                                        (87)                (93)
   Net gains from sales and writedowns of
     assets held for sale                                                                  (83)               (165)
   Depreciation and amortization                                                           719                 677
   Amortization of fees, discounts and premiums, net                                       237                 248
   (Increase) decrease in:
     Assets held for sale                                                                  161               4,326
     Accrued interest receivable                                                          (550)               (462)
     Income taxes                                                                           84                 845
     Mortgage servicing assets                                                             637                 336
     Other assets                                                                          358                (184)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                                            31              (1,251)
     Accrued income taxes payable                                                         (439)               (894)
     Accrued expenses and other liabilities                                             (1,116)               (607)
                                                                                     ---------           ---------
       Net cash provided by operating activities                                         7,064               9,426
                                                                                     ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                                         (50,979)            (52,655)
     Proceeds from sales                                                                 8,087              20,132
     Proceeds from maturities and redemptions                                            2,000               6,023
     Principal repayments                                                                3,570               5,035
   Investment and mortgage-backed securities held to maturity:
     Purchases                                                                              --              (1,543)
     Proceeds from maturities and redemptions                                            2,000               2,000
     Principal repayments                                                                9,897              14,938
   Net change in FHLB Stock                                                                 --              (1,430)
   Purchases of whole loans                                                             (2,310)            (26,704)
   Purchases of mortgage servicing rights                                               (2,600)             (2,297)
   Net increase in loans                                                               (18,464)            (28,138)
   Capital expenditures on premises and equipment, net                                    (478)               (679)
   Proceeds from disposition of other real estate owned                                  1,668               2,372
   Capital expenditures on other real estate owned                                         (54)                 --
                                                                                     ---------           ---------
       Net cash used by investing activities                                           (47,663)            (62,946)
                                                                                     ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                             95,880              37,295
   Net increase in securities sold
     under agreements to repurchase                                                      3,579              20,112
   Proceeds from issuance of FHLB advances                                             130,000             208,475
   Principal repayments of FHLB advances                                              (186,788)           (203,558)
   Dividends paid                                                                       (1,647)             (1,145)
   Stock options exercised                                                                 243                 173
                                                                                     ---------           ---------
       Net cash provided by financing activities                                        41,267              61,352
                                                                                     ---------           ---------
Net increase in cash and cash equivalents                                                  668               7,832
Cash and cash equivalents, at beginning of period                                       46,089              28,236
                                                                                     ---------           ---------
Cash and cash equivalents, at end of period                                          $  46,757           $  36,068
                                                                                     =========           =========

Supplemental disclosures of cash flow information: Cash paid during the period for:
         Interest                                                                    $  25,559           $  23,736
         Income taxes                                                                    3,829               3,284
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale                                                         11,028              26,180
    Transfer of loans to other real estate owned                                         1,525               1,011


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

2)    STOCK DIVIDEND
      The per share data for the first six months of 1996 was restated to reflect a 20% stock dividend distributed on November 13, 1996. The effect of this stock dividend on the Company's earnings per share and dividends per share for the second quarter and year-to-date results of 1996 is presented below.

                                                            As reported          As restated
                                                            -----------          -----------

      Net income per share - quarter ended 6/30/96             $0.69                 $0.57
      Dividends declared per share -
        quarter ended 6/30/96                                  $0.15                 $0.13

      Net income per share - year-to-date 6/30/96              $1.33                 $1.11
      Dividends declared per share -
        year-to-date 6/30/96                                   $0.27                 $0.23


                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                     ANALYSIS OF NET YIELD ON EARNING ASSETS
                                   (Unaudited)

                                                                     QUARTERS ENDED JUNE 30,
                                                                     -----------------------
                                                            1997                                        1996
                                        ---------------------------------------       -------------------------------------
                                                         Interest       Average                        Interest     Average
                                           Average        Earned/       Yield/         Average          Earned/      Yield/
                                           Balance         Paid         Rate(3)        Balance           Paid        Rate(3)
                                           -------       --------       -------        -------         --------     --------
                                                                 (Dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments                $   15,710        $   212         5.41%       $    4,111       $    54        5.28%
  Investment securities (1)                106,520          1,787         6.73            96,799         1,430        5.94
  Mortgage-backed securities (1)           176,849          3,043         6.90           204,833         3,467        6.81
                                        ----------        -------                     ----------       -------
   Total investments                       299,079          5,042         6.76           305,743         4,951        6.51
                                        ----------        -------                     ----------       -------
  Residential loans (1) (2)                631,865         11,520         7.31           580,847        10,570        7.32
  Commercial loans (2)                     131,627          2,934         8.94           127,944         2,871        9.03
  Construction and land loans               35,647            918        10.33            24,122           618       10.30
                                        ----------        ------                      ----------       -------
  Total real estate loans                  799,139         15,372         7.72           732,913        14,059        7.72
  Consumer loans (2)                        64,333          1,322         8.24            54,317         1,165        8.63
  Commercial loans (2)                      22,460            547         9.77            19,995           539       10.84
                                        ----------        -------                     ---------        -------
   Total loans                             885,932         17,241         7.81           807,225        15,763        7.85
                                        ----------        -------                     ---------        -------
   Total interest-earning assets         1,185,011         22,283         7.54%        1,112,968        20,714        7.49%
                                                          -------                                      -------
Allowance for loan losses                  (12,398)                                      (11,699)
Other real estate owned                      1,774                                         2,992
Other assets                                57,759                                        49,089
                                        ----------                                    ----------
   Total assets                         $1,232,146                                    $1,153,350
                                        ==========                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                          $   72,812        $   181         1.00%       $   66,651       $   161        0.97%
  Regular savings accounts                 116,968            935         3.21            72,027           395        2.21
  Money market deposit accounts            112,248            819         2.93           128,400           915        2.87
  Certificates of deposit                  523,370          7,566         5.80           433,082         6,166        5.73
                                        ----------        -------                     ----------       -------
   Total interest-bearing deposits         825,398          9,501         4.62           700,160         7,637        4.39
                                        ----------        -------                     ----------       -------
Borrowed funds:
  Reverse repurchase agreements              6,649             79         4.77            26,182           342        5.25
  Federal Home Loan Bank advances          221,459          3,218         5.83           269,644         3,918        5.84
                                        ----------        -------                     ----------       -------
   Total borrowed funds                    228,108          3,297         5.80           295,826         4,260        5.79
                                        ----------        -------                     ----------       -------
   Total interest-bearing
     liabilities                         1,122,780         12,798         4.87%        1,055,762        11,897        4.80%
                                                          -------                                      -------
Demand deposits                             69,274                                        59,776
Other liabilities                           10,766                                         9,006
                                        ----------                                    ----------
   Total liabilities                     1,133,546                                     1,064,768
Stockholders' equity                        98,600                                        88,582
                                        ----------                                    ----------
   Total liabilities and stock-
      holders' equity                   $1,232,146                                    $1,153,350
                                        ==========                                    ==========
Net interest income                                       $ 9,485                                      $ 8,817
                                                          =======                                      =======
Interest rate spread                                                      2.67%                                       2.69%
                                                                          ====                                        ====
Net yield on earning assets                                               3.21%                                       3.19%
                                                                          ====                                        ====



                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                    ANALYSIS OF NET YIELD ON EARNING ASSETS
                                  (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                            1997                                        1996
                                             -----------------------------------        -----------------------------------
                                                          Interest       Average                      Interest      Average
                                             Average       Earned/       Yield/         Average        Earned/      Yield/
                                             Balance        Paid         Rate(3)        Balance         Paid        Rate(3)
                                             -------       -------       -------        -------       --------      -------
                                                                         (Dollars in thousands)

ASSETS
Interest-earning assets:
  Short-term investments                  $   14,933       $   402        5.43%       $    6,456       $   171        5.33%
  Investment securities (1)                  100,060         3,339        6.73            92,864         2,746        5.95
  Mortgage-backed securities (1)             178,760         6,120        6.90           199,355         6,764        6.52
                                          ----------       -------                    ----------       -------
   Total investments                         293,753         9,861        6.77           298,675         9,681        6.32
                                          ----------       -------                    ----------       -------
  Residential loans (1) (2)                  629,603        23,199        7.43           571,126        20,950        7.38
  Commercial loans (2)                       133,390         5,929        8.96           126,778         5,700        9.04
  Construction and land loans                 35,011         1,724        9.93            21,868         1,177       10.82
                                          ----------       -------                    ----------       -------
  Total real estate loans                    798,004        30,852        7.80           719,772        27,827        7.77
  Consumer loans (2)                          62,577         2,551        8.22            53,373         2,326        8.76
  Commercial loans (2)                        20,712           984        9.58            18,895           950       10.11
                                          ----------       -------                    ----------       -------
   Total loans                               881,293        34,387        7.87           792,040        31,103        7.90
                                          ----------       -------                    ----------       -------
   Total interest-earning assets           1,175,046        44,248        7.59%        1,090,715        40,784        7.46%
                                                           -------                                     -------
Allowance for loan losses                    (12,331)                                    (11,703)
Other real estate owned                        1,713                                       3,305
Other assets                                  56,086                                      47,319
                                          ----------                                  ----------
   Total assets                           $1,220,514                                  $1,129,636
                                          ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUIT
Interest-bearing deposits:
  NOW accounts                            $   69,839       $   350        1.01%       $   65,408       $   320        0.98%
  Regular savings accounts                   110,510         1,743        3.18            70,993           782        2.22
  Money market deposit accounts              114,712         1,690        2.97           129,116         1,838        2.86
  Certificates of deposit                    506,031        14,486        5.77           429,882        12,310        5.76
                                          ----------       -------                    ----------       -------
   Total interest-bearing deposits           801,092        18,269        4.60           695,399        15,250        4.41
                                          ----------       -------                    ----------       -------
Borrowed funds:
  Reverse repurchase agreements                6,161           142        4.65            22,057           581        5.30
  Federal Home Loan Bank advances            239,601         6,873        5.78           260,109         7,652        5.92
                                          ----------       -------                    ----------       -------
   Total borrowed funds                      245,762         7,015        5.76           282,166         8,233        5.87
                                          ----------       -------                    ----------       -------
   Total interest-bearing
     liabilities                           1,046,854        25,284        4.87%          977,565        23,483        4.83%
                                                           -------                                     -------
Demand deposits                               65,781                                      56,105
Other liabilities                             10,564                                       9,015
                                          ----------                                  ----------
   Total liabilities                       1,123,199                                   1,042,685
Stockholders' equity                          97,315                                      86,951
                                          ----------                                  ----------
   Total liabilities and stock-
      holders' equity                     $1,220,514                                  $1,129,636
                                          ==========                                  ==========
Net interest income                                        $18,964                                     $17,001
                                                           =======                                     =======
Interest rate spread                                                      2.72%                                       2.63%
                                                                          ====                                        ====
Net yield on earning assets                                               3.25%                                       3.13%
                                                                          ====                                        ====


--------------
(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield is calculated using interest income divided by the average balance of the amortized historical cost.
(2) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations.  However, the loan balances are included in the average amounts outstanding.
(3) The Average Yield/Rate calculation is based on an annualized basis reflecting 91 days in the second quarter of both years and
    181 days in the year-to-date period for 1997 and 182 days in the year-to-date period for 1996.


                           MANAGEMENT'S DISCUSSION AND
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1997

This quarterly report contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Th Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of the risk factors set forth in the Company's filings with the Securities and Exchange Commission and of changes in general economic conditions, changes in interest rates and changes in the assumptions used in making such forward-looking statements.

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $3.2 million, or $0.62 per share, for the quarter ended June 30, 1997 as compared to net income of $2.9 million, or $0.57 per share, in the corresponding quarter of 1996. The current quarter results include an increase in the net interest margin, non-interest income and a reduction in the provision for loan losses, offset by an increase in non-interest expenses. Andover's annualized return on average assets increased to 1.04% for the second quarter of 1997 compared to 1.02% in the second quarter of 1996. The annualized return on average stockholders' equity decreased to 12.94% in the second quarter of 1997 from 13.26% in the second quarter of 1996.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $9.5 million for the second quarter of 1997 as compared to $8.8 million for the same period in 1996. This increase resulted from a rise in interest-earning assets as well as an increase in the net yield earned. While continued progress has been made in reducing non-performing assets, the overall levels of non-performing assets continue to result in foregone income and other operating costs associated with holding and disposing of such assets. Foregone income, which represents the amount of interest income earned but excluded from earnings on nonaccruing loans, amounted to $167,000 in the second quarter of 1997, versus $255,000 in the comparable quarter of 1996. The Company continues to shift its earning asset mix from investments to loans, which averaged 75% of total interest-earning assets in the current quarter. This combination resulted in an increased net yield on earning assets of 3.21% for the second quarter of 1997 compared to 3.19% in 1996.

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

The provision for loan losses for the second quarter of 1997 was $223,000 versus $360,000 in the comparable period in 1996. Management considered several contributing factors in determining that a lower provision for loan losses was appropriate in the second quarter of 1997. These factors include, without limitation, the level and mix of loan growth, the level of nonaccrual and restructured loans as well as the level of delinquent loans, charge-offs and recoveries. Charge-offs in the second quarter of 1997 totalled $379,000 versus $455,000 in the corresponding quarter last year, while recoveries totalled $313,000 and $329,000 respectively, for 1997 and 1996. The reserve coverage as a percentage of nonaccruing loans totalled 127.7% at June 30, 1997, an increase from the 1996 year-end reserve coverage.

NON-INTEREST INCOME. Net gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $141,000 in the second quarter of 1997 and $112,000 in the comparable period of 1996.

Losses of $228,000 on real estate operations were recognized in the second quarter of 1997 as compared to $391,000 in the second quarter of 1996. A significant portion of the losses on real estate operations during the second quarters of both 1997 and 1996 were operating costs associated with acquiring, maintaining and disposing of other real estate owned totalling $194,000 and $322,000, respectively. Provisions for losses on other real estate owned added another $75,000 to the loss on real estate operations during the second quarter of 1997, as compared to $165,000 in the second quarter of 1996. In the second quarter of 1997, sales of other real estate owned totalled $1.2 million as compared to $1.4 million in the corresponding quarter of 1996.

Mortgage banking income totalled $584,000 in 1997's second quarter versus $513,000 in 1996's comparable quarter due to an increase in the Company's servicing portfolio. Loans serviced for investors totalled $1,038.8 million and $908.7 million, respectively, at June 30, 1997 and 1996.

Other income totalled $779,000 in 1997's second quarter as compared to $696,000 in the second quarter of 1996, primarily due to an increase in deposit fee income and loan late fees resulting from higher loans and deposits outstanding.

NON-INTEREST EXPENSE. Non-interest expenses increased by $784,000, or 16.4%, to $5.6 million in the second quarter of 1997 from the second quarter of 1996. A contributing factor to the increase over 1996 was the merger recovery recorded in the second quarter of 1996 from the execution of a merger termination agreement, without which non-interest expenses would have only increased by approximately 11%.

Salaries and employee benefits, the largest component of non-interest expense, increased $355,000 or 13.5% from $2.6 million for the second quarter of 1996 to $3.0 million in the current year's corresponding quarter. This increase was primarily due to a higher head count and salary increases as well as overtime costs and temporary help incurred in conjunction with a conversion of the Company's loan and deposit processing system during the second quarter of 1997.

Office occupancy and equipment increased $58,000, or 8.3%, to $755,000 in the second quarter of 1997 from $697,000 in the comparable period of 1996 due to increased technology throughout the Company and the addition of the Londonderry branch in the fourth quarter of 1996.

Data processing had no significant change from the second quarter of 1996 to the second quarter of 1997.

Marketing expenses increased 15.0% to $276,000 for the quarter ended June 30, 1997 from $240,000 for the second quarter of 1996 due to an increase in discretionary promotions, primarily for home equity loans and deposits.

Professional fees increased 12.0%, or $24,000, to $224,000 from $200,000 for the quarters ended June 30, 1997 and 1996, respectively, due to an increase in outside consulting projects.

Included in 1996's second quarter results was the recovery of $225,000 for the execution of a merger termination agreement with Finest Financial Corp.

Other operating expenses increased from $795,000 for the quarter ended June 30, 1996 to $880,000 in the second quarter of 1997 due mainly to various expenses incurred in running a larger institution and more branches. These expenses, which increased over the prior year's quarter, include office supplies, printing and telephone expenses as well as contributions and directors fees.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $125,000 for the second quarter of 1997 and 1996. Offsetting the income tax benefit in 1997, the Company recorded an income tax expense of $1.9 million on its financial statement earnings.

FINANCIAL CONDITION

Total assets increased 3.8% from $1,204.8 million at December 31, 1996 to $1,250.9 million at June 30, 1997. The modest loan growth and the increase in the investment portfolio were funded by the solid growth experienced in the deposit balances.

LOANS. The following table shows the composition of the Company's loan portfolio at June 30, 1997 and December 31, 1996. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                      6/30/97             12/31/96
                                      -------             ---------
                                            (In thousands)


Real estate loans:
  Residential                        $633,148              $619,955
  Commercial                          137,500               136,454
  Construction and land                28,902                35,001
                                     --------              --------
    Total real estate loans           799,550               791,410
                                     --------              --------
Consumer loans                         66,264                59,224
Commercial loans                       23,090                19,401
                                     --------              --------
    Total loans                      $888,904              $870,035
                                     ========              ========

Total loans increased $18.9 million in the second quarter of 1997 to $888.9 million at June 30, 1997 primarily due to increases in residential real estate and consumer loans.

Interest rates affect both the residential mortgage refinance and home purchase markets and were at fairly stable levels in the first six months of 1997. Residential loan balances increased $13.2 million, or approximately 4% on an annualized basis, to $633.1 million at June 30, 1997. Originations of corporate loans, which include commercial real estate, construction and land loans as well as commercial loans, are also sensitive to interest rates, real estate values and business activity. The corporate loan balances declined slightly from the year-end balances to $189.5 million at June 30, 1997. Consumer loan balances increased by approximately 24% on an annualized basis, to $66.3 million at June 30, 1997, primarily due to an increase in home equity balances and second mortgage loans as a result of a recent promotional offer undertaken by the Banks.

RISK ELEMENTS. The following table shows the composition of non-performing assets at June 30, 1997 and December 31, 1996:

                                     6/30/97            12/31/96
                                     -------            --------
                                        (Dollars in thousands)


Nonaccruing loans                    $ 9,814             $10,699
Other real estate owned                1,425               1,683
                                     -------             -------
    Total non-performing assets      $11,239             $12,382
                                     =======             =======

Total non-performing assets as a
 percentage of total assets             0.9%                1.0%


Total non-performing assets decreased 9.2% in the first six months of 1997, primarily due to nonaccruing loans moving back into performing status as well as the sale of other real estate owned. During the first six months of 1997, $1.5 million of loans were written down to their net fair value and reclassified out of loans and into other real estate owned.

Significant progress has been made over the past several years in reducing total non-performing assets. However, Andover continues to experience levels of non-performing assets that divert management's attention and produce high levels of foregone income, provisions for loan and other real estate owned losses, loan charge-offs and other costs associated with non-performing assets. Interest income of approximately $615,000 would have been recorded in the first six months of 1997 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms. Interest income actually recognized thus far in 1997 on nonaccruing loans amounted to approximately $78,000. Additionally, another $175,000 in interest payments were applied as a reduction of the nonaccruing loan balances instead of as interest income during the first six months of 1997.

A significant portion of the nonaccrual loans are secured by commercial real estate or multi-family dwellings located in Lawrence, Massachusetts. This city has been especially hard hit with continued declines in real estate values, increasing vacancies and rapid turnover in the multi-family investor-owned properties, which represents the majority of the Bank's collateral on troubled loans and other real estate owned properties in Lawrence. Deterioration in this market area will adversely impact the collectibility of certain real estate loans and may result in a continued high level of non-performing assets. At June 30, 1997, approximately $4.9 million of nonaccrual loans and $1.3 million of other real estate owned were secured by properties located in Lawrence, consisting primarily of multi-family dwellings, as compared to approximately $6.0 million and $1.4 million, respectively, at December 31, 1996.

At June 30, 1997, total impaired loans were $7.5 million, of which $2.2 million had related allowances of $0.3 million and $5.3 million which did not require a related allowance. During the six months ended June 30, 1997, the average recorded value of impaired loans was $8.4 million and the related amount of interest income recognized was approximately $35,000.

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

The following table shows the composition of nonaccruing loans at June 30, 1997 and December 31, 1996:

                                     6/30/97         12/31/96
                                     -------         --------
                                      (Dollars in thousands)

Residential real estate              $ 2,742          $ 2,838
Commercial real estate                 6,132            6,901
Construction and land                    291               79
Commercial                               597              727
Consumer                                  52              154
                                     -------          -------
  Total loans on nonaccrual          $ 9,814          $10,699
                                     =======          =======

Allowance for loan losses            $12,531          $12,229
                                     =======          =======

Allowance for loan losses as a
 percentage of nonaccruing loans      127.7%           114.3%
Allowance for loan losses as a
 percentage of total loans              1.4%             1.4%

Of the $9.8 million in nonaccruing loans at June 30, 1997, $3.1 million or 31.7% were less than 90 days past due but have exhibited some other credit weakness. Of the $3.1 million in loans less than 90 days past due, approximately $1.8 million or 57% have had the terms or interest rate, or both, modified. Substantially all of the modified loans are performing in accordance with their modified terms but have not demonstrated sufficient sustained performance required to remove these loans from their nonaccrual status.

While stabilization has appeared in certain sectors of the economy and real estate markets, if the regional economy deteriorates, nonaccruing loans would likely increase, reversing progress made by the Company in reducing non-performing assets over the past several years.

RESTRUCTURED LOANS. A restructured loan is one for which the Bank has modified the terms to provide a temporary reduction in the rate of interest due to the deterioration in the financial position of the borrower. Restructured loans are classified as such until the obligation has performed for a sustained period of time at a market rate of interest and its ultimate collectibility is no longer in doubt. At June 30, 1997 and December 31, 1996, restructured loans totalled $1.4 million and $2.2 million, respectively. The weighted average interest rate on restructured loans as of June 30, 1997 was approximately 7.7%.

OTHER REAL ESTATE OWNED. The deterioration in the New England real estate market and economy caused foreclosures resulting in the transfer of loans to other real estate owned.

The following table shows the composition of other real estate owned at June 30, 1997 and December 31, 1996:

                                     6/30/97             12/31/96
                                     -------             --------
                                           (In thousands)

Residential real estate               $  215               $  456
Commercial real estate                   301                  544
Multi-family real estate               1,043                  658
Construction and land                      1                  201
                                      ------               ------
                                       1,560                1,859
Valuation allowance                     (135)                (176)
                                      ------               ------
 Total other real estate owned        $1,425               $1,683
                                      ======               ======

The following table shows changes in the valuation allowance for other real estate owned for the quarters and six months ended June 30, 1997 and 1996:

                                       Quarters Ended           Six Months Ended
                                           June 30,                 June 30,
                                      ----------------        ------------------
                                      1997        1996        1997         1996
                                      ----        ----        ----         -----
                                                 (In thousands)

Balance, beginning of period         $ 236       $ 349      $  176       $  413
Provision                               75         165         200          305
Charge-offs                           (176)       (228)       (241)        (432)
                                     -----       -----      ------       ------
Balance, end of period               $ 135       $ 286      $  135       $  286
                                     =====       =====      ======       ======

All other real estate owned is carried at the lower of the carrying value of the loan or the estimated net fair value of the property constructively or actually received. Initial write-downs to net fair value are charged to the allowance for loan losses. Subsequent declines in fair value due to the deterioration in real estate values are charged to the valuation allowance. Additions to the valuation allowance for other real estate owned totalled $200,000 for the first six months of 1997 as compared to $305,000 in the same period in 1996.

During the first six months of 1997, sales of other real estate owned totalled $1.7 million, as compared to $2.4 million in the first six months of 1996. In the first six months of 1997, net gains of $31,000 on sales of other real estate owned were recognized as compared to net gains of $62,000 in the corresponding period in 1996. Pending sales under firm offers or purchases and sales agreements on properties with carrying values of approximately $600,000 are anticipated for the third quarter of 1997. However, there is no assurance such sales will take place. There were no commitments for capital expenditures on real estate acquired by foreclosure at June 30, 1997.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters and six months ended June 30, 1997 and 1996:

                                       Quarters Ended           Six Months Ended
                                           June 30,                 June 30,
                                      ----------------        ------------------
                                      1997        1996        1997         1996
                                      ----        ----        ----         -----
                                                  (Dollars in thousands)


Balance at beginning of period     $12,374     $11,568     $12,229      $11,665
Provision                              223         360         553          755

Charge-offs:
 Residential real estate              (150)        (87)       (452)        (297)
 Commercial real estate               (228)       (338)       (480)        (685)
 Construction and land                  --          --          --          ---
 Commercial                             --          (8)        (55)         (51)
 Consumer                               (1)        (22)        (21)        (102)
                                   -------     -------     -------      -------
  Total charge-offs                   (379)       (455)     (1,008)      (1,135)
                                   -------     -------     -------      -------

Recoveries:
 Residential real estate                --          23          --           23
 Commercial real estate                 14          18         103           72
 Construction and land                  80         119         167          178
 Commercial                            215         165         479          231
 Consumer                                4           4           8           13
                                   -------     -------     -------      -------
  Total recoveries                     313         329         757          517
                                   -------     -------     -------      -------
Net charge-offs                        (66)       (126)       (251)        (618)
                                   -------     -------     -------      -------
    Balance at end of period       $12,531     $11,802     $12,531      $11,802
                                   =======     =======     =======      =======

Ratio of annualized net
  charge-offs to average
  loans outstanding                  0.03%       0.06%       0.06%         0.16%

Charge-offs totalled $379,000 during the second quarter of 1997 and were spread out among 18 loans; the largest charge-off during the quarter was $55,000. Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses."

INVESTMENTS. As of June 30, 1997, the Company's total investment portfolio amounted to $296.3 million, for an increase of $19.7 million from December 31, 1996. The purchase of $51.0 million in investments available for sale, primarily U.S. government and federal agency obligations, was partially offset by the decline of $5.7 million in short-term investments as well as principal repayments of $9.9 million in mortgage-backed securities held to maturity.

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

The following table presents the carrying values of the investment portfolio at June 30, 1997 and December 31, 1996:

                                                        6/30/97            12/31/96
                                                        -------            --------
                                                               (In thousands)

SHORT-TERM INVESTMENTS                                 $ 19,900            $ 25,600
                                                       ========            ========

INVESTMENTS AVAILABLE FOR SALE (AT FAIR VALUE):
U.S. government and federal agency obligations         $ 61,544            $ 41,740
Other bonds and obligations                              15,453              14,993
                                                       --------            --------
   Total bonds and obligations                           76,997              56,733
                                                       --------            --------

GNMA mortgage-backed securities                          31,190              27,526
FHLMC participation certificates                         38,854              25,103
FNMA pass-through certificates                            4,451               4,763
                                                       --------            --------
   Total mortgage-backed securities                      74,495              57,392
                                                       --------            --------
   Total investments available for sale                $151,492            $114,125
                                                       ========            ========

INVESTMENTS HELD TO MATURITY (AMORTIZED COST):
U.S. government and federal agency obligations         $  1,452            $  1,448
Other bonds and obligations                               7,643               9,686
                                                       --------            --------
   Total bonds and obligations                            9,095              11,134
                                                       --------            --------

FHLMC participation certificates                         57,839              63,639
FNMA pass-through certificates                           53,373              57,192
GNMA mortgage-backed securities                           3,693               3,899
Other asset-backed securities                               930               1,062
                                                       --------            --------
   Total mortgage-backed securities                     115,835             125,792
                                                       --------            --------
   Total investments held to maturity                  $124,930            $136,926
                                                       ========            ========

   Total investments                                   $296,322            $276,651
                                                       ========            ========

The following table presents the gross unrealized gains and losses by major categories of securities as of June 30, 1997:

                                                     Unrealized          Unrealized
                                                       Gains               Losses
                                                     ----------          ----------
                                                             (In thousands)

INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations          $   323            $   (72)
Other bonds and obligations                                  82                (55)
Mortgage-backed securities                                  344               (154)
                                                        -------            -------
    Total investments available for sale                    749               (281)
                                                        -------            -------

INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations           $   --            $   (21)
Other bonds and obligations                                  70                (34)
Mortgage-backed securities                                1,003             (1,027)
                                                        -------            -------
    Total investments held to maturity                    1,073             (1,082)
                                                        -------            -------
    Total unrealized gains and losses                   $ 1,822            $(1,363)
                                                        =======            =======

At June 30, 1997, the Company's net unrealized gain on investments available for sale amounted to $468,000, a fair value decline of $34,000 from a net unrealized gain of $502,000 at December 31, 1996. At June 30, 1997, the Company's net unrealized loss on investments held to maturity totalled $9,000, a change of $90,000 from a net unrealized gain of $81,000 at December 31, 1996. The change in the net unrealized loss on the total investment portfolio from the end of 1996 was primarily due to increased market interest rates.

DEPOSITS AND BORROWED FUNDS. Total deposits increased 11.6% to $920.2 million at June 30, 1997 from $824.3 million at December 31, 1996. This increase was most pronounced in regular savings accounts and certificates of deposit and reflects the success of various promotions. All other core deposits, excluding money market accounts, also experienced an increase during the first six months of 1997.

The following table shows the composition of the Company's deposits at June 30, 1997 and December 31, 1996:

                                             6/30/97           12/31/96
                                             -------           --------
                                                  (In thousands)

Demand deposit accounts                     $ 73,173            $ 60,245
Regular savings accounts                     123,431              96,690
NOW accounts                                  77,929              75,297
Money market deposit accounts                108,057             116,019
Certificates of deposit                      537,601             476,060
                                            --------            --------
     Total deposits                         $920,191            $824,311
                                            ========            ========

Federal Home Loan Bank advances decreased $56.8 million from December 31, 1996, to $214.8 million at June 30, 1997. The funds used to pay down these advances resulted from the growth experienced in total deposits. Securities sold under agreements to repurchase increased $3.6 million to $6.4 million at June 30, 1997.

LIQUIDITY. Liquidity refers to the ability of the Company to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from its bank subsidiaries. ABNH will be limited in its ability to pay dividends during its initial years of operation. The Company made additional capital contributions of $2.0 million to ABNH in the first six months of 1997 to maintain its required capital ratios in light of its balance sheet growth. In the second quarter of 1997, the Company paid dividends to its stockholders in the amount of $875,000. In July, 1997, the Company declared a dividend in the amount of $875,000, payable in the third quarter of 1997.

The Banks have a diverse base of funding sources including customer deposits, borrowed funds, repayments and amortization of the loan and investment portfolios. A portion of the Banks' deposits represent core deposits, which management believes are relatively insensitive to fluctuations in interest rates. Sources of borrowed funds include funds purchased from other banks, the sale of securities under repurchase agreements and, in the case of Andover Bank, borrowings from the FHLB, of which the Bank is a voluntary member. The Banks may also obtain funds from the Federal Reserve Bank of Boston by pledging certain assets.

Cash flows provided by operations decreased $2.4 million to $7.1 million in the first six months of 1997 as compared to cash flows provided by operations of $9.4 million in the corresponding period of 1996 due primarily to a decrease in assets held for sale. Cash flows used by investing activities decreased by $15.3 million to $47.7 million for the six months ended June 30, 1997, as compared to cash flows used by investing activities of $62.9 million during the equivalent period last year. This was mainly attributable to fewer purchases of whole loans coupled with a reduction in both proceeds from sales of investments available for sale and principal repayments of investments held to maturity. Cash flows provided by financing activities decreased $20.1 million for the period ended June 30, 1997 to $41.3 million, as compared to $61.4 million in the equivalent period in 1996 due to a significant increase in deposit inflows, offset by a reduction in the FHLB advance balances.

At June 30, 1997, the Company had home equity, reserve credit and commercial unused lines of credit totalling $86.9 million. Outstanding commitments to originate real estate loans totalled $37.0 million. Unadvanced portions of real estate loans amounted to $17.7 million. Standby letters of credit were $1.9 million. Loans sold with recourse totalled $3.9 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current leverage and risk-based capital requirements as of June 30, 1997:

                                                   Risk-Based Capital Ratio
                                        Leverage   ------------------------
                                          Ratio        Tier 1    Total
                                          -----        ------    -----
Andover Bancorp, Inc.                      8.2%         13.8%    15.0%
Andover Bank                               7.8          13.2     14.5
Andover Bank NH                            9.1          16.9     17.6

Current minimum regulatory requirements for the Bank and the Company as of June 30, 1997 were 4.0% for the leverage ratio and 4.0% and 8.0%, respectively, for the Tier 1 and total risk-based capital ratios. As a de novo bank, Andover Bank NH is obligated to maintain a minimum leverage ratio of 8%. Under the FDIC's prompt corrective action regulations promulgated pursuant to the FDIC Improvement Act of 1991, the Banks have sufficient capital to be considered "well- capitalized". Therefore, the Banks are entitled to pay the lowest deposit premium possible.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

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

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $6.4 million, $1.24 per share, for the six months ended June 30, 1997, compared to net income of $5.7 million, $1.11 per share, in the corresponding period of 1996.

The financial performance in the first six months of 1997 was positively impacted by an increase in the net interest margin, non-interest income and reductions in the provision for loan losses and in the effective income tax rate. Andover's annualized return on average assets increased to 1.06% for the first six months of 1997 compared to 1.01% in the comparable period of 1996. The annualized return on average stockholders' equity increased to 13.24% in the first six months of 1997 from 13.07% in the comparable period of 1996.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $19.0 million for the first six months of 1997, as compared to $17.3 million for the same period in 1996, an increase of 9.6%. The amount of interest income excluded from earnings on non-accruing loans amounted to $362,000 in the first six months of 1997 compared to $476,000 in the comparable period of 1996. Growth in earning assets as well as a shift in the mix from investments to loans has offset a rise in the Company's cost of funds. This resulted in a higher net yield on earning assets of 3.25% for the first six months of 1997 as compared to 3.13% in 1996.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the first six months of 1997 and 1996 was $553,000 and $755,000, respectively. Among the factors used to determine the provision were loan growth, the level of nonaccrual and restructured loans as well as the level of delinquent loans, charge-offs and recoveries. Net charge-offs amounted to $251,000 in the first six months of 1997 versus $618,000 in the corresponding period last year.

NON-INTEREST INCOME. Andover recorded gains from non-interest sources of $2.3 million for the first six months of 1997, as compared to $1.8 million in the corresponding period of 1996. Net gains from sales and redemptions of loans and the investment portfolio totalled $170,000 in 1997, as compared to gains of $258,000 in the same period of 1996.

Losses on real estate operations totalled $585,000 during the first six months of 1997 as compared to $868,000 in the corresponding period of 1996. A large component of the loss on real estate operations during the first six months of both 1997 and 1996 was comprised of operating costs associated with acquiring, maintaining and disposing other real estate owned and totalled $416,000 and $625,000, respectively.

Mortgage banking income totalled $1.2 million during the first six months of 1997 as compared to $1.0 million in the corresponding period of 1996 due to an increase in the Company's servicing portfolio.

Other income totalled $1.5 million in the first six months of 1997, for a slight increase from the $1.4 million recorded in the first six months of 1996.

NON-INTEREST EXPENSE. Non-interest expenses increased 14.2% to $10.7 million in the first six months of 1997 primarily due to an increase in salaries and employee benefits as well as a merger recovery credit of $225,000 recorded in 1996 from the execution of a merger termination agreement. Salaries and benefits increased 14.8% to $5.9 million in 1997 due to increased personnel and salary merit increases as well as overtime, temporary help and other employee benefits. Office occupancy and equipment increased 4.4% to $1.4 million due to increased investments in computers and related costs for depreciation as well as costs associated with an additional branch. Data processing expenses increased 4.9% to $859,000 as a result of a higher loan and deposit base resulting from the Company's growth as well as from the purchase of mortgage loan servicing. Marketing expenses increased 8.6% to $495,000 primarily due to an increased number of discretionary promotions. Professional fees increased slightly to $413,000 as a result of increased consulting projects as well as legal fees. Other operating expenses increased 12.9% to $1.6 million primarily due to increased general overhead expenses from operating a larger institution.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $250,000 in the first six months of 1997 as well as $250,000 for the same period in 1996. More than offsetting the income tax benefit recorded in 1997, the Company incurred an income tax expense of $3.8 million on its financial statement earnings.

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

                                         ANDOVER BANCORP, INC.





August 12, 1997                          /s/Gerald T. Mulligan
                                         -----------------------
                                         Gerald T. Mulligan
                                         President and
                                         Chief Executive Officer






August 12, 1997                          /s/Joseph F. Casey
                                         ------------------------
                                         Joseph F. Casey
                                         Chief Financial Officer
                                         and Treasurer