Form 10-Q
period 1997-09-30
ANDOVER BANCORP INC
filed 1997-11-10
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1997 or
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

                         Commission File Number    0-16358
                                                --------------

                              ANDOVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



          DELAWARE                                      04-2952665
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

61 MAIN STREET, ANDOVER, MASSACHUSETTS                    01810
---------------------------------------             -------------------
(Address of principal executive office)                 (Zip Code)

                                 (978) 749-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report.

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

                 Class: Common Stock, par value $0.10 per share
              Outstanding as of October 29, 1997: 5,152,658 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------


                                      Index


                         PART I - FINANCIAL INFORMATION


ITEM 1   Financial Statements                                             Page

            Consolidated Balance Sheets                                     1

            Consolidated Statements of Operations                           2

            Consolidated Statements of Changes in
               Stockholders' Equity                                         3

            Consolidated Statements of Cash Flows                         4-5

            Notes to Consolidated Financial Statements                      6

            Analysis of Net Yield on Earning Assets                         7


ITEM 2   Management's Discussion and Analysis of                         8-18
         Financial Condition and Results of Operations
            For the Quarter Ended September 30, 1997
            For the Nine Months Ended September 30, 1997

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings                                                 19

ITEM 2   Changes in Securities                                             19

ITEM 3   Defaults upon Senior Securities                                   19

ITEM 4   Submission of Matters to a Vote of Security Holders               19

ITEM 5   Other Information                                                 19

ITEM 6   Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 20

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               SEPTEMBER 30, 1997     DEC. 31, 1996
                                                               ------------------     -------------
                                                                           (In thousands)
                                     ASSETS

Cash and due from banks                                            $   20,432          $   20,489
Short-term investments                                                 12,900              25,600
                                                                   ----------          ----------
  Cash and cash equivalents                                            33,332              46,089
                                                                   ----------          ----------
Assets held for sale (Market value of $3,432
   in 1997 and $2,220 in 1996)                                          3,393               2,220
Investments available for sale (Amortized
   cost of $147,157 in 1997 and $113,623 in 1996)                     148,799             114,125
Investments held to maturity (Market value
   of $123,357 in 1997 and $137,007 in 1996)                          122,187             136,926
Loans                                                                 936,976             870,035
Allowance for loan losses                                             (12,533)            (12,229)
                                                                   ----------          ----------
  Net loans                                                           924,443             857,806
                                                                   ----------          ----------

Other real estate owned, net                                            1,067               1,683
Premises and equipment, net                                             9,756              10,194
Accrued interest receivable                                             7,781               7,164
Stock in FHLBB, at cost                                                15,747              15,747
Deferred income taxes receivable                                        1,974               1,374
Income taxes receivable                                                  --                   478
Mortgage servicing assets                                               9,928               8,006
Other assets                                                            2,194               3,001
                                                                   ----------          ----------
      Total assets                                                 $1,280,601          $1,204,813
                                                                   ==========          ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                         $  923,556          $  824,311
  Securities sold under agreements to repurchase                       21,752               2,833
  Federal Home Loan Bank advances                                     221,878             271,585
  Mortgagors' escrow accounts                                           2,824               2,294
  Income taxes payable                                                  2,097               2,570
  Accrued expenses and other liabilities                                4,506               5,374
                                                                   ----------          ----------
      Total liabilities                                             1,176,613           1,108,967
                                                                   ----------          ----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value;
   3,000,000 shares authorized, none issued                                --                  --
  Common stock, $0.10 par value; 15,000,000 shares
   authorized; shares issued 5,154,792 in 1997 and 1996                   515                 515
   Additional paid-in capital                                          59,255              59,222
   Retained earnings                                                   43,325              36,109
   Treasury stock, at cost (6,134 shares in 1997 and
      20,862 shares in 1996)                                              (89)               (301)
   Unrealized gains on investments available for sale, net                982                 301
                                                                   ----------          ----------
       Total stockholders' equity                                     103,988              95,846
                                                                   ----------          ----------
       Total liabilities and stockholders' equity                  $1,280,601          $1,204,813
                                                                   ==========          ==========




The accompanying notes are an integral part of the consolidated financial statements.

                    ANDOVER BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                 QUARTERS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                              1997           1996            1997         1996
                                                             -------       -------         -------       -------
                                                                   (In thousands, except per share amounts)

Interest and dividend income:
  Loans                                                      $17,663       $16,585         $52,050       $47,688
  Mortgage-backed securities                                   3,194         3,297           9,314        10,061
  Investment securities                                        1,730         1,369           5,069         4,115
  Short-term investments                                         172           139             574           310
                                                             -------       -------         -------       -------
        Total interest and dividend income                    22,759        21,390          67,007        62,174
                                                             -------       -------         -------       -------

Interest expense:
  Deposits                                                     9,940         8,001          28,209        23,251
  Federal Home Loan Bank advances                              2,993         4,334           9,866        11,986
  Securities sold under agreements to repurchase                 174           161             316           742
                                                             -------       -------         -------       -------
        Total interest expense                                13,107        12,496          38,391        35,979
                                                             -------       -------         -------       -------
        Net interest and dividend income                       9,652         8,894          28,616        26,195

Provision for loan losses                                        130         1,305             683         2,060
                                                             -------       -------         -------       -------
        Net interest and dividend income
          after provision for loan losses                      9,522         7,589          27,933        24,135
                                                             -------       -------         -------       -------

Non-interest income:
  Net gains from sales of assets held for sale                    75            32             158           197
  Net gains (losses) from sales and redemptions
    of investments available for sale                              3          (795)             90          (702)
  Losses on real estate operations, net                         (235)         (371)           (820)       (1,239)
  Mortgage banking income                                        520           510           1,706         1,510
  Other income                                                   905           550           2,403         1,926
                                                             -------       -------         -------       -------
        Total non-interest income                              1,268           (74)          3,537         1,692
                                                             -------       -------         -------       -------

Non-interest expense:
  Salaries and employee benefits                               3,027         2,662           8,901         7,780
  Office occupancy and equipment                                 701           656           2,140         2,034
  Data processing                                                557           414           1,416         1,233
  Marketing                                                      248           232             743           688
  Professional fees                                              194           656             607         1,043
  Merger recovery                                                 --            --              --          (225)
  Other operating expense                                        793           816           2,437         2,272
                                                             -------       -------         -------       -------
        Total non-interest expense                             5,520         5,436          16,244        14,825
                                                             -------       -------         -------       -------

        Income before income tax expense (benefit)
         and extraordinary item                                5,270         2,079          15,226        11,002
  Income tax expense (benefit)                                 1,922        (1,743)          5,488         1,528
                                                             -------       -------         -------       -------
        Income before extraordinary item                       3,348         3,822           9,738         9,474
  Extraordinary item, net of taxes (note 2)                       --          (173)             --          (173)
                                                             -------       -------         -------       -------
        Net income                                           $ 3,348       $ 3,649         $ 9,738       $ 9,301
                                                             =======       =======         =======       =======

Earnings per share - primary:
Income per share before extraordinary item                   $  0.63       $  0.73         $  1.84       $  1.82
Extraordinary item per share, net of taxes                        --         (0.03)             --         (0.03)
                                                             -------       -------         -------       -------
Net income per share                                         $  0.63       $  0.70         $  1.84       $  1.79
                                                             =======       =======         =======       =======

Earnings per share - fully diluted:
Income per share before extraordinary item                   $  0.63       $  0.73         $  1.83       $  1.82
Extraordinary item per share, net of taxes                        --         (0.03)             --         (0.03)
                                                             -------       -------         -------       -------
Net income per share                                         $  0.63       $  0.70         $  1.83       $  1.79
                                                             =======       =======         =======       =======

Weighted average shares outstanding - primary                  5,304         5,237           5,290         5,186
Weighted average shares outstanding - fully diluted            5,326         5,241           5,324         5,200






The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY Year Ended December 31,
                  1996 and Nine Months Ended September 30, 1997
                                   (Unaudited)

                                                                                             UNREALIZED
                                                                                            GAINS (LOSSES)      TOTAL
                                                   ADDITIONAL                               ON INVESTMENTS      STOCK-
                                       COMMON       PAID-IN      RETAINED       TREASURY      AVAILABLE         HOLDERS'
                                       STOCK        CAPITAL      EARNINGS        STOCK        FOR SALE(1)       EQUITY
                                       ------      ----------    --------       --------    --------------      -------
                                                                       (In thousands)

Balance at December 31, 1995            $515       $71,515        $26,183       $(13,247)       $   199         $85,165

  Net income                              --            --         12,479             --             --          12,479
  Dividends declared and
    paid ($0.50 per share)                --            --         (2,553)            --             --          (2,553)
  Stock options exercised                 --            41             --            612             --             653
  Stock dividend                          --       (12,334)            --         12,334             --              --
  Change in unrealized
    gains (losses) on
    investments available
    for sale                              --            --             --             --            102             102
                                        ----       -------        -------       --------        -------         -------

Balance at December 31, 1996             515        59,222         36,109           (301)           301          95,846

  Net income                              --            --          9,738             --             --           9,738
  Dividends declared and
    paid ($0.49 per share)                --            --         (2,522)            --             --          (2,522)
  Stock options exercised                 --            33             --            212             --             245
  Change in unrealized
    gains (losses) on
    investments available
    for sale                              --            --             --             --            681             681
                                        ----        -------       -------       --------        -------        --------

Balance at September 30, 1997           $515        $59,255       $43,325       $    (89)       $   982        $103,988
                                        ====        =======       =======       ========        =======        ========


-----------

(1) Net of related tax effect.

The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          NINE MONTHS ENDED,
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                          1997         1996
                                                                        --------      --------
                                                                            (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $  9,738      $  9,301
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                 683         2,060
   Net losses on sales and provisions
     for other real estate owned                                             236           342
   Net (gains) losses  from sales and redemptions of
     investments available for sale                                          (90)          702
   Net gains from sales of assets held for sale                             (158)         (197)
   Depreciation and amortization                                           1,062         1,036
   Amortization of fees, discounts and premiums, net                         372           337
   (Increase) decrease in:
     Assets held for sale                                                 (1,015)        3,228
     Accrued interest receivable                                            (617)          (33)
     Income taxes                                                           (582)       (1,435)
     Mortgage servicing assets                                             1,048           749
     Other assets                                                            807           (45)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                             530          (526)
     Accrued income taxes payable                                           (473)         (531)
     Accrued expenses and other liabilities                                 (868)           73
                                                                        --------      --------
       Net cash provided by operating activities                          10,673        15,061
                                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                           (50,979)      (77,535)
     Proceeds from sales                                                   9,089        74,768
     Proceeds from maturities and redemptions                              2,000         6,023
     Principal repayments                                                  6,403         6,755
   Investment and mortgage-backed securities held to maturity:
     Purchases                                                            (3,511)       (1,544)
     Proceeds from maturities and redemptions                              2,500         4,000
     Principal repayments                                                 15,605        21,284
   Net change in FHLB Stock                                                  ---        (2,576)
   Purchases of whole loans                                              (39,795)      (30,721)
   Purchases of mortgage servicing rights                                 (2,970)       (2,336)
   Net increase in loans                                                 (29,506)      (65,537)
   Capital expenditures on premises and equipment, net                      (624)       (1,415)
   Proceeds from disposition of other real estate owned                    2,232         2,881
   Capital expenditures on other real estate owned                           (54)          (29)
                                                                       ---------      --------
       Net cash used by investing activities                             (89,610)      (65,982)
                                                                       ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                               99,245        44,535
   Net increase (decrease) in securities sold
     under agreements to repurchase                                       18,919        (5,633)
   Proceeds from issuance of FHLB advances                               199,500       399,469
   Principal repayments of FHLB advances                                (249,207)     (356,897)
   Dividends paid                                                         (2,522)       (1,784)
   Stock options exercised                                                   245           377
                                                                       ---------      --------
       Net cash provided by financing activities                          66,180        80,067
                                                                       ---------      --------
Net increase (decrease) in cash and cash equivalents                     (12,757)       29,146
Cash and cash equivalents, at beginning of period                         46,089        28,236
                                                                       ---------      --------
Cash and cash equivalents, at end of period                            $  33,332      $ 57,382
                                                                       =========      ========


                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


                                                                       NINE MONTHS ENDED,
                                                                         SEPTEMBER 30,
                                                                     ---------------------
                                                                       1997         1996
                                                                     -------       -------
                                                                         (In thousands)

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                    $38,658       $36,193
         Income taxes                                                  6,451         3,333
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale                                       17,048        27,169
    Conversion of real estate loans to mortgage-
       backed securities available for sale                              ---         2,199
    Transfer of mortgage-backed securities held for
       sale to investments available for sale                            ---         2,131
    Transfer of loans to other real estate owned                       1,798         1,446



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

2)      EARLY EXTINGUISHMENT OF DEBT
        During the third quarter of 1996, the Company refinanced approximately $19.1 million of Federal Home Loan Bank (FHLB) advances which had a weighted average cost of 7.88%, incurring a prepayment fee of $298,000 or $173,000 net of taxes. The source of funds used were new FHLB advances with a weighted average rate of 5.72%.

3)      STOCK DIVIDEND
        Average shares outstanding and per share data for the first nine months of 1996 were restated to reflect a 20% stock dividend distributed on November 13, 1996.

4)      RECENT ACCOUNTING DEVELOPMENTS
        In February, 1997, the FASB issued SFAS No. 128, "Earnings per Share," which will be effective for financial statements for both interim and annual periods ending December 31, 1997. Primary EPS will be replaced with basic EPS and fully diluted EPS will be replaced with diluted EPS. Primary EPS includes the dilutive effect of common stock equivalents; basic EPS will exclude all common stock equivalents. Diluted EPS is very similar to fully diluted EPS. The statement also requires a reconciliation of basic EPS to diluted EPS. Also in February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure," which will be effective for 1997 financial statements. The corporation's disclosures currently comply with the provisions of this statement.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This statement is effective for 1998 financial statements. Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. An operating segment is defined as a component of a business for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. This statement requires a company to disclose certain income statement and balance sheet information by operating segment, as well as provide a reconciliation of operating segment information to the company's consolidated balances. This statement is effective for 1998 annual financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                     ANALYSIS OF NET YIELD ON EARNING ASSETS
                                   (Unaudited)

                                                                 Quarters Ended September 30,
                                             ------------------------------------------------------------------
                                                            1997                             1996
                                             ------------------------------    --------------------------------
                                                           Interest Average                  Interest  Average
                                               Average     Earned/  Yield/        Average     Earned/   Yield/
                                               Balance      Paid    Rate(3)       Balance      Paid     Rate(3)
                                               -------    --------  -------       -------    --------  --------

ASSETS                                                                 (Dollars in thousands)
Interest-earning assets:
  Short-term investments                    $   12,577     $   172    5.43%    $   10,751     $   139    5.14%
  Investment securities (1)                    102,771       1,730    6.68         92,274       1,369    5.90
  Mortgage-backed securities (1)               186,394       3,194    6.80        192,551       3,297    6.81
                                            ----------     -------             ----------     -------
   Total investments                           301,742       5,096    6.70        295,576       4,805    6.47
                                            ----------     -------             ----------     -------
  Residential loans (1) (2)                    644,300      11,962    7.37        610,892      11,295    7.36
  Commercial loans (2)                         137,779       3,095    8.91        131,474       2,951    8.93
  Construction and land loans                   28,212         738   10.38         26,831         694   10.29
                                            ----------      ------             ----------      ------
  Total real estate loans                      810,291      15,795    7.73        769,197      14,940    7.73
  Consumer loans (2)                            66,889       1,359    8.06         56,088       1,180    8.37
  Commercial loans (2)                          21,507         509    9.39         20,027         465    9.24
                                            ----------     -------             ----------     -------
   Total loans                                 898,687      17,663    7.80        845,312      16,585    7.81
                                            ----------     -------             ----------     -------
   Total interest-earning assets             1,200,429      22,759    7.52%     1,140,888      21,390    7.46%
                                                           -------                            -------
Allowance for loan losses                      (12,535)                           (11,875)
Other real estate owned                          1,365                              2,538
Other assets                                    58,858                             52,420
                                            ----------                         ----------
   Total assets                             $1,248,117                         $1,183,971
                                            ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                              $   76,022     $   189    0.99%    $   68,308     $   171    1.00%
  Regular savings accounts                     131,654       1,128    3.40         73,517         415    2.25
  Money market deposit accounts                108,457         800    2.93        127,167         928    2.90
  Certificates of deposit                      532,934       7,823    5.82        451,429       6,487    5.72
                                            ----------     -------             ----------     -------
   Total interest-bearing deposits             849,067       9,940    4.29        720,421       8,001    4.08
                                            ----------     -------             ----------     -------
Borrowed funds:
  Reverse repurchase agreements                 13,436         174    5.14         12,218         161    5.24
  Federal Home Loan Bank advances              203,439       2,993    5.84        291,467       4,334    5.92
                                            ----------     -------             ----------     -------
   Total borrowed funds                        216,875       3,167    5.79        303,685       4,495    5.89
                                            ----------     -------             ----------     -------
   Total interest-bearing
     liabilities                             1,065,942      13,107    4.88%     1,024,106      12,496    4.85%
                                                           -------                            -------
Demand deposits                                 70,867                             60,474
Other liabilities                               10,674                              8,542
                                            ----------                         ----------
   Total liabilities                         1,147,483                          1,093,122
Stockholders' equity                           100,634                             90,849
                                            ----------                         ----------
   Total liabilities and stock-
      holders' equity                       $1,248,117                         $1,183,971
                                            ==========                         ==========
Net interest income                                        $ 9,652                            $ 8,894
                                                           =======                            =======
Interest rate spread                                                  2.64%                              2.61%
                                                                      ====                               ====
Net yield on earning assets                                           3.19%                              3.10%
                                                                      ====                               ====



                                                               Nine Months Ended September 30,
                                               ----------------------------------------------------------------
                                                           1997                              1996
                                               ----------------------------       -----------------------------
                                                    Interest Average                  Interest  Average
                                               Average     Earned/  Yield/        Average     Earned/    Yield/
                                               Balance      Paid    Rate(3)       Balance      Paid      Rate(3)
                                               -------    --------  -------       -------    --------   --------
ASSETS                                                               (Dollars in thousands)
Interest-earning assets:
  Short-term investments                    $   14,139    $   574   5.43%       $    7,898     $   310     5.24%
  Investment securities (1)                    101,024      5,069   6.71            92,661       4,115     5.93
  Mortgage-backed securities (1)               181,333      9,314   6.87           197,117      10,061     6.82
                                            ----------    -------               ----------     -------
   Total investments                           296,496     14,957   6.74           297,676      14,486     6.50
                                            ----------    -------               ----------     -------
  Residential loans (1) (2)                    634,246     35,161   7.41           584,312      32,245     7.37
  Commercial loans (2)                         134,774      9,025   8.95           128,216       8,651     9.01
  Construction and land loans                   32,720      2,461  10.06            23,588       1,871    10.60
                                            ----------    -------               ----------     -------
  Total real estate loans                      801,740     46,647   7.78           736,116      42,767     7.76
  Consumer loans (2)                            64,030      3,910   8.16            54,210       3,506     8.64
  Commercial loans (2)                          20,980      1,493   9.51            19,357       1,415     9.76
                                            ----------    -------               ----------     -------
   Total loans                                 886,750     52,050   7.85           809,683      47,688     7.87
                                            ----------    -------               ----------     -------
   Total interest-earning assets             1,183,246     67,007   7.57%        1,107,359      62,174     7.50%
                                                          -------                              -------
Allowance for loan losses                      (12,400)                            (11,760)
Other real estate owned                          1,596                               3,046
Other assets                                    57,082                              49,332
                                            ----------                          ----------
   Total assets                             $1,229,524                          $1,147,977
                                            ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                              $   71,923    $   539   1.00%         $ 66,430     $   491     0.99%
  Regular savings accounts                     117,635      2,871   3.26            72,135       1,196     2.21
  Money market deposit accounts                112,604      2,490   2.96           128,138       2,767     2.88
  Certificates of deposit                      515,098     22,309   5.79           437,157      18,797     5.74
                                            ----------    -------               ----------     -------
   Total interest-bearing deposits             817,260     28,209   4.61           703,860      23,251     4.41
                                            ----------    -------               ----------     -------
Borrowed funds:
  Reverse repurchase agreements                  8,612        316   4.91            18,963         742     5.23
  Federal Home Loan Bank advances              227,415      9,866   5.80           270,696      11,986     5.91
                                            ----------    -------               ----------     -------
   Total borrowed funds                        236,027     10,182   5.77           289,659      12,728     5.87
                                            ----------    -------               ----------     -------
   Total interest-bearing
     liabilities                             1,053,287     38,391   4.87%          993,519      35,979     4.84%
                                                          -------                              -------
Demand deposits                                 67,185                              57,568
Other liabilities                               10,619                               8,619
                                            ----------                          ----------
   Total liabilities                         1,131,091                           1,059,706
Stockholders' equity                            98,433                              88,271
                                            ----------                          ----------
   Total liabilities and stock-
      holders' equity                       $1,229,524                          $1,147,977
                                            ==========                          ==========
Net interest income                                       $28,616                              $26,195
                                                          =======                              =======
Interest rate spread                                                2.70%                                  2.66%
                                                                    ====                                   ====
Net yield on earning assets                                         3.23%                                  3.16%
                                                                    ====                                   ====



(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield is calculated using interest income divided by the average balance of the amortized historical cost.
(2) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average amounts outstanding.
(3) The Average Yield/Rate calculation is based on an annualized basis reflecting 92 days in the third quarter of both years and 273 days in the year-to-date period for 1997 and 274 days in the year-to-date period for 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $3.3 million, or $0.63 per share, for the quarter ended September 30, 1997 as compared to net income of $3.6 million, or $0.70 per share, in the corresponding quarter of 1996. The current quarter results include an increase in the net interest margin, non-interest income and a reduction in the provision for loan losses, offset by an increase in non-interest expenses. Last year's quarter included a gain of $2.5 million in the form of a tax benefit in connection with the Small Business Job Protection Act of 1996, as well as a pre-tax loss of $1.1 million resulting from a restructuring of the balance sheet in the third quarter of 1996. As a result of the non-recurring gain recorded in 1996, Andover's annualized return on average assets decreased to 1.06% for the third quarter of 1997 compared to 1.23% in the third quarter of 1996. The annualized return on average stockholders' equity decreased to 13.20% in the third quarter of 1997 from 15.98% in the third quarter of 1996.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $9.7 million for the third quarter of 1997 as compared to $8.9 million for the same period in 1996. This increase resulted from a rise in interest-earning assets as well as an increase in the net yield earned. While progress has been made in reducing non-performing assets, the overall levels of non-performing assets continue to result in foregone income and other operating costs associated with holding and disposing of such assets. Foregone income, which represents the amount of interest income earned but excluded from earnings on nonaccruing loans, amounted to $170,000 in the third quarter of 1997, versus $190,000 in the comparable quarter of 1996. The increase in the net yield on earning assets of 3.19% for the third quarter of 1997, compared to 3.10% in 1996, was due primarily to a higher yield on investments.

PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to the statement of operations. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's estimation of the amount required to meet reasonably foreseeable loan losses in light of several factors. Among the factors that management considers are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of nonaccruing loans in the various categories, current economic conditions, trends in delinquencies, actual charge-off experience, and the collateral values of the underlying security. Because the allowance for loan losses is based on various estimates, and includes a high degree of judgment by management, subsequent changes in the general economic prospects of the borrowers may require changes in those estimates. In addition, regulatory agencies, as an integral part of the examination process, review the Banks' allowance and may require the Banks to provide additions to the allowance based on their assessment, which may differ from management's assessment.

The provision for loan losses for the third quarter of 1997 was $130,000 versus $1.3 million in the comparable period in 1996. Management considered several contributing factors in determining that a lower provision for loan losses was appropriate in the third quarter of 1997. These factors include, without limitation, the level and mix of loan growth, the level of nonaccrual and restructured loans, as well as the level of delinquent loans, charge-offs and recoveries. During the third quarter of 1997, the increase in total loans was due to a 7% growth in residential and consumer loans while there was a slight decline in the corporate loan balances. In addition, non-performing assets declined over 8% during the third quarter of 1997. Charge-offs in the third quarter of 1997 totalled $382,000 versus $1.5 million in the corresponding quarter last year, while recoveries totalled $254,000 and $405,000, respectively, for 1997 and 1996. The majority of the third quarter 1996 charge-offs resulted from the restructuring of a previously reported potential problem loan. Lastly, the reserve coverage as a percentage of nonaccruing loans totalled 135.8% at September 30, 1997, an increase from the 1996 year-end reserve coverage.

NON-INTEREST INCOME. Net gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $78,000 in the third quarter of 1997 as compared to net losses of $763,000 in the third quarter of 1996. Included in the net loss for the third quarter of 1996 was a net loss of $822,000 resulting from the sale of low yielding securities.

Losses of $235,000 on real estate operations were recognized in the third quarter of 1997 as compared to $371,000 in the third quarter of 1996. A significant portion of the losses on real estate operations during the third quarters of both 1997 and 1996 were operating costs associated with acquiring, maintaining and disposing of other real estate owned totalling $190,000 and $272,000, respectively. Provisions for losses on other real estate owned added another $75,000 to the loss on real estate operations during the third quarter of 1997, as compared to $174,000 in the third quarter of 1996. In the third quarter of 1997, sales of other real estate owned totalled $564,000 as compared to $509,000 in the corresponding quarter of 1996.

Mortgage banking income totalled $520,000 in the third quarter of 1997 versus $510,000 in the comparable quarter in 1996 due to an increase in the Company's servicing portfolio offset by increased amortization expense of the purchased servicing rights. Loans serviced for investors totalled $1,002.4 million and $889.5 million, respectively, at September 30, 1997 and 1996.

Other income totalled $905,000 in the third quarter of 1997 as compared to $550,000 in the third quarter of 1996. The current quarter includes a gain of $100,000 resulting from the liquidation of an ownership interest in a state mandated loan program due to higher proceeds received than anticipated. The third quarter of 1996 included a writedown on the same program in the amount of $170,000. In addition, deposit fee income has increased during the third quarter of 1997 resulting from higher deposit accounts outstanding.

NON-INTEREST EXPENSE. Non-interest expenses increased slightly by $84,000, or 1.5%, to $5.5 million in the third quarter of 1997 from the third quarter of 1996.

Salaries and employee benefits, the largest component of non-interest expense, increased $365,000 or 13.7% from $2.7 million for the third quarter of 1996 to $3.0 million in the current year's corresponding quarter primarily due to an increase in the number of employees and salary increases and the related taxes thereon.

Office occupancy and equipment expenses increased $45,000, or 6.9%, to $701,000 in the third quarter of 1997 from $656,000 in the comparable period of 1996 due to increased depreciation expense related to technology investments throughout the Company and increased branch expenses related to the addition of the Londonderry branch which were incurred in the third quarter of 1997.

Data processing expenses increased $143,000, or 34.5%, from the third quarter of 1996 to the third quarter of 1997 to $557,000. This is due to an increase in the number of loans and deposits serviced by the Company. In addition, the cost incurred by the Company to conduct business in alternative delivery systems (via the telephone or personal computer) continues to increase.

Marketing expenses increased modestly to $248,000 for the quarter ended September 30, 1997 from $232,000 for the third quarter of 1996 due to ongoing discretionary promotions, primarily for home equity loans and deposits.

Professional fees decreased 70.4%, or $462,000, to $194,000 from $656,000 for the quarters ended September 30, 1997 and 1996, respectively, due to a significant charge taken in the third quarter of 1996 for undertaking various tax planning strategies and the resulting consulting and legal fees incurred.

Other operating expenses decreased slightly from $816,000 for the quarter ended September 30, 1996 to $793,000 in the third quarter of 1997 due mainly to a non-recurring charge of $155,000 taken in the third quarter of 1996 for an insurance related adjustment offset by higher expenses incurred in 1997 due to running a larger institution and more branches.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance of $125,000 for the third quarter of 1997 and 1996. Offsetting the income tax benefit in 1997, the Company recorded an income tax expense of $2.0 million on its financial statement earnings for the third quarter of 1997 as compared to $882,000, before extraordinary item, for the third quarter of 1996. During the third quarter of 1996, the Company recorded a gain of $2.5 million in the form of a tax benefit in connection with the enactment of the Small Business Job Protection Act of 1996 (SBA). This legislation resulted in the repeal of the thrift tax bad debt method of accounting for tax purposes and, therefore, a portion of the deferred tax liability related to the bad debt reserves was eliminated.

FINANCIAL CONDITION

Total assets increased 6.3% from $1,204.8 million at December 31, 1996 to $1,280.6 million at September 30, 1997. Increases in both the loan and investment portfolios were funded by the growth experienced in the deposit balances during the first nine months of 1997.

LOANS. The following table shows the composition of the Company's loan portfolio at September 30, 1997 and December 31, 1996. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                         9/30/97              12/31/96
                                         -------              --------
                                                (In thousands)
Real estate loans:
  Residential                           $680,988              $619,955
  Commercial                             137,597               136,454
  Construction and land                   29,140                35,001
                                        --------              --------
    Total real estate loans              847,725               791,410
                                        --------              --------
Consumer loans                            68,064                59,224
Commercial loans                          21,187                19,401
                                        --------              --------
    Total loans                         $936,976              $870,035
                                        ========              ========

Total loans increased $66.9 million during the first nine months of 1997 to $937.0 million at September 30, 1997 primarily due to increases in residential real estate and consumer loans. The increase in the residential loan portfolio was aided by the purchase of $37.5 million in whole loans during the third quarter.

Interest rates affect both the residential mortgage refinance and home purchase markets and were at fairly stable levels in the first nine months of 1997. Residential loan balances increased $61.0 million, or approximately 13% on an annualized basis, to $681.0 million at September 30, 1997. Originations of corporate loans, which include commercial real estate, construction and land loans as well as commercial loans, are also sensitive to interest rates, real estate values and business activity. The corporate loan balances declined slightly from the year-end balances to $187.9 million at September 30, 1997. Consumer loan balances increased by approximately 15% on an annualized basis, to $68.1 million at September 30, 1997, primarily due to an increase in home equity balances and second mortgage loans as a result of promotional offers undertaken by the Banks.

RISK ELEMENTS. The following table shows the composition of non-performing assets at September 30, 1997 and December 31, 1996:

                                               9/30/97            12/31/96
                                               -------            --------
                                                 (Dollars in thousands)

Nonaccruing loans                              $ 9,226             $10,699
Other real estate owned                          1,067               1,683
                                               -------             -------
    Total non-performing assets                $10,293             $12,382
                                               =======             =======

Total non-performing assets as a
 percentage of total assets                        0.8%                1.0%

Total non-performing assets decreased 16.9% in the first nine months of 1997, primarily due to nonaccruing loans moving back into performing status, as well as the sale of other real estate owned. During the first nine months of 1997, $1.8 million of loans were written down to their net fair value and reclassified out of loans and into other real estate owned.

Significant progress has been made over the past several years in reducing total non-performing assets. However, Andover continues to experience levels of non-performing assets that divert management's attention and produce high levels of foregone income, provisions for loan and other real estate owned losses, loan charge-offs and other costs associated with non-performing assets. Interest income of approximately $899,000 would have been recorded in the first nine months of 1997 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms. Interest income actually recognized thus far in 1997 on nonaccruing loans amounted to approximately $106,000. Additionally, another $261,000 in interest payments were applied as a reduction of the nonaccruing loan balances instead of as interest income during the first nine months of 1997.

A significant portion of the non-performing assets are secured by multi-family dwellings or commercial mixed-use properties located in Lawrence, Massachusetts. This city had been especially hard hit with declines in real estate values due to increased vacancies and rapid turnover in the multi-family investor-owned properties. These multi-family investor owned properties represent the majority of the Bank's collateral on troubled loans and other real estate owned in Lawrence. Further deterioration in this market area will adversely impact the collectibility of certain real estate loans and may result in a continued level of non-performing assets above peer levels. At September 30, 1997, approximately $4.3 million, or 42%, of nonaccrual loans and $977,000, or 92%, of other real estate owned were secured by properties located in Lawrence, consisting primarily of multi-family dwellings, as compared to approximately $6.0 million and $1.4 million, respectively, at December 31, 1996.

At September 30, 1997, total impaired loans were $6.8 million, of which $2.3 million had related allowances of $0.3 million and $4.5 million which did not require a related allowance. During the nine months ended September 30, 1997, the average recorded value of impaired loans was $7.6 million and the related amount of interest income recognized was approximately $45,000.

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

The following table shows the composition of nonaccruing loans at September 30, 1997 and December 31, 1996:

                                                       9/30/97         12/31/96
                                                       -------         --------
                                                         (Dollars in thousands)

Residential real estate                                $ 2,797          $ 2,838
Commercial real estate                                   5,845            6,901
Construction and land                                       --               79
Commercial                                                 549              727
Consumer                                                    35              154
                                                       -------          -------
  Total loans on nonaccrual                            $ 9,226          $10,699
                                                       =======          =======

Allowance for loan losses                              $12,533          $12,229
                                                       =======          =======

Allowance for loan losses as a
 percentage of nonaccruing loans                         135.8%           114.3%
Allowance for loan losses as a
 percentage of total loans                                 1.3%             1.4%



Of the $9.2 million in nonaccruing loans at September 30, 1997, $3.4 million, or 37.3%, were less than 90 days past due but have exhibited some other credit weakness. Of the $3.4 million in loans less than 90 days past due, approximately $683,000, or 20%, have had the terms or interest rate, or both, modified. Substantially all of the modified loans are performing in accordance with their modified terms but have not demonstrated the sufficient sustained performance required by management to remove these loans from their nonaccrual status.

While stabilization and even progress in regaining lost jobs and housing prices have appeared in certain sectors of the economy and real estate market, if the regional economy were to deteriorate, nonaccruing loans would likely increase, reversing progress made by the Company in reducing non-performing assets over the past several years.

RESTRUCTURED LOANS. A restructured loan is one for which the Bank has modified the loan to provide a temporary reduction in the rate of interest or terms due to the deterioration in the financial position of the borrower. Restructured loans are classified as such until the obligation has performed for a sustained period of time at a market rate of interest and its ultimate collectibility is no longer in doubt. At September 30, 1997 and December 31, 1996, restructured loans totalled $1.4 million and $2.2 million, respectively. The weighted average interest rate on restructured loans as of September 30, 1997 was approximately 7.7%.

OTHER REAL ESTATE OWNED. The deterioration in the New England real estate market and economy caused foreclosures resulting in the transfer of loans to other real estate owned.

The following table shows the composition of other real estate owned at September 30, 1997 and December 31, 1996:

                                                  9/30/97             12/31/96
                                                  -------             --------
                                                        (In thousands)

Residential real estate                           $   213              $   456
Commercial real estate                                214                  544
Multi-family real estate                              804                  658
Construction and land                                  --                  201
                                                  -------              -------
                                                    1,231                1,859
Valuation allowance                                  (164)                (176)
                                                  -------              -------
 Total other real estate owned                    $ 1,067              $ 1,683
                                                  =======              =======

The following table shows changes in the valuation allowance for other real estate owned for the quarters and nine months ended September 30, 1997 and 1996:

                                    Quarters Ended          Nine Months Ended
                                     September 30,            September 30,
                                   ----------------         -----------------
                                   1997        1996         1997         1996
                                   ----        ----         ----         ----
                                                 (In thousands)

Balance, beginning of period      $ 135      $  286       $  176      $  413
Provision                            75         174          275         479
Charge-offs                         (46)       (196)        (287)       (628)
                                  -----      ------       ------      ------
Balance, end of period            $ 164      $  264       $  164      $  264
                                  =====      ======       ======      ======


All other real estate owned is carried at the lower of the carrying value of the loan or the estimated net fair value of the property constructively or actually received. Initial write-downs to net fair value are charged to the allowance for loan losses. Subsequent declines in fair value due to the deterioration in real estate values are charged to the valuation allowance. Additions to the valuation allowance for other real estate owned totalled $275,000 for the first nine months of 1997 as compared to $479,000 in the same period in 1996.

During the first nine months of 1997, sales of other real estate owned totalled $2.2 million, as compared to $2.9 million in the first nine months of 1996. In the first nine months of 1997, net gains of $61,000 on sales of other real estate owned were recognized as compared to net gains of $137,000 in the corresponding period in 1996. There were no commitments for capital expenditures on real estate acquired by foreclosure at September 30, 1997.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters and nine months ended September 30, 1997 and 1996:

                                          Quarters Ended                  Nine Months Ended
                                           September 30,                     September 30,
                                       --------------------               ------------------
                                       1997            1996               1997          1996
                                       ----            ----               ----          ----
                                                        (Dollars in thousands)

Balance at beginning of period      $12,531         $11,802            $12,229        $11,665
Provision                               130           1,305                683          2,060

Charge-offs:
 Residential real estate               (164)           (232)              (615)          (529)
 Commercial real estate                (203)         (1,150)              (684)        (1,836)
 Construction and land                  ---             ---                ---            ---
 Commercial                             (15)            (49)               (70)          (100)
 Consumer                               ---             (46)               (21)          (148)
                                    -------         -------            -------        -------
  Total charge-offs                    (382)         (1,477)            (1,390)        (2,613)
                                    -------         -------            -------        -------

Recoveries:
 Residential real estate                  7              14                  6             37
 Commercial real estate                  21              80                124            152
 Construction and land                  156             210                323            389
 Commercial                              60              98                539            329
 Consumer                                10               3                 19             16
                                    -------         -------            -------        -------
  Total recoveries                      254             405              1,011            923
                                    -------         -------            -------        -------
Net charge-offs                        (128)         (1,072)              (379)        (1,690)
                                    -------         -------            -------        -------
    Balance at end of period        $12,533         $12,035            $12,533        $12,035
                                    =======         =======            =======        =======

Ratio of annualized net
  charge-offs to average
  loans outstanding                    0.06%           0.51%              0.17%          0.28%


Charge-offs totalled $382,000 during the third quarter of 1997 and were spread out among 20 loans; the largest charge-off during the quarter was $80,000. Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses."

INVESTMENTS. As of September 30, 1997, the Company's total investment portfolio amounted to $283.9 million, for an increase of $7.2 million from December 31, 1996. The purchase of $51.0 million in investments available for sale, split between U.S. government and federal agency obligations and mortgage-backed securities, was partially offset by the decline of $12.7 million in short-term investments, as well as principal repayments of $22.0 million in mortgage-backed securities.

Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of sales and reinvestment, if any, will be based on various factors including expectation of movements in market interest rates and loan demand. In spite of these events, it is the intent of management to grow the earning asset base through loan originations and purchases, acquisitions of investment and mortgage-backed securities while funding this growth through retail deposits, FHLB advances, and reverse repurchase agreements.

The following table presents the carrying values of the investment portfolio at September 30, 1997 and December 31, 1996:

                                                               9/30/97            12/31/96
                                                               -------            --------
                                                                     (In thousands)

SHORT-TERM INVESTMENTS                                        $ 12,900            $ 25,600
                                                              ========            ========

INVESTMENTS AVAILABLE FOR SALE (AT FAIR VALUE):
U.S. government and federal agency obligations                $ 61,100            $ 41,740
Other bonds and obligations                                     15,572              14,993
                                                              --------            --------
   Total bonds and obligations                                  76,672              56,733
                                                              --------            --------

GNMA mortgage-backed securities                                 29,716              27,526
FHLMC participation certificates                                38,068              25,103
FNMA pass-through certificates                                   4,343               4,763
                                                              --------            --------
   Total mortgage-backed securities                             72,127              57,392
                                                              --------            --------
   Total investments available for sale                       $148,799            $114,125
                                                              ========            ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations                $  4,963            $  1,448
Other bonds and obligations                                      7,125               9,686
                                                              --------            --------
   Total bonds and obligations                                  12,088              11,134
                                                              --------            --------

FHLMC participation certificates                                54,220              63,639
FNMA pass-through certificates                                  51,508              57,192
GNMA mortgage-backed securities                                  3,507               3,899
Other asset-backed securities                                      864               1,062
                                                              --------            --------
   Total mortgage-backed securities                            110,099             125,792
                                                              --------            --------
   Total investments held to maturity                         $122,187            $136,926
                                                              ========            ========

   Total investments                                          $283,886            $276,651
                                                              ========            ========


The following table presents the gross unrealized gains and losses by major categories of securities as of September 30, 1997:

                                                             Unrealized         Unrealized
                                                               Gains              Losses
                                                             -----------        ----------
                                                                     (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations                 $   806          $     (12)
Other bonds and obligations                                        157                ---
Mortgage-backed securities                                         691                ---
                                                               -------           --------
    Total investments available for sale                         1,654                (12)
                                                               -------           --------

INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations                  $   20           $    ---
Other bonds and obligations                                         81                 (6)
Mortgage-backed securities                                       1,441               (366)
                                                               -------           --------
    Total investments held to maturity                           1,542               (372)
                                                               -------           --------
    Total unrealized gains and losses                          $ 3,196           $   (384)
                                                               =======           ========

At September 30, 1997, the Company's net unrealized gain on investments available for sale amounted to $1.6 million, a fair value increase of $1.1 million from a net unrealized gain of $502,000 at December 31, 1996. At September 30, 1997, the Company's net unrealized gain on investments held to maturity totalled $1.2 million, a change of $1.1 million from a net unrealized gain of $81,000 at December 31, 1996. The change in the net unrealized gain on the total investment portfolio from the end of 1996 was primarily due to decreased market interest rates.

DEPOSITS AND BORROWED FUNDS. Total deposits increased 12.0% to $923.6 million at September 30, 1997 from $824.3 million at December 31, 1996. This increase was most pronounced in regular savings accounts and certificates of deposit and reflects the success of various promotions. All other core deposits, excluding money market accounts, also experienced an increase during the first nine months of 1997. However, during the third quarter of 1997, balances held in certificates of deposit declined by $14.9 million, which was primarily offset by increases in the regular savings accounts of $11.2 million.

The following table shows the composition of the Company's deposits at September 30, 1997 and December 31, 1996:

                                                    9/30/97        12/31/96
                                                    -------        --------
                                                       (In thousands)

Demand deposit accounts                            $ 80,904        $ 60,245
Regular savings accounts                            134,620          96,690
NOW accounts                                         76,951          75,297
Money market deposit accounts                       108,388         116,019
Certificates of deposit                             522,693         476,060
                                                   --------        --------
     Total deposits                                $923,556        $824,311
                                                   ========        ========

Federal Home Loan Bank advances decreased $49.7 million from December 31, 1996, to $221.9 million at September 30, 1997. The funds used to pay down these advances resulted from the growth experienced in total deposits as well as increases in securities sold under agreements to repurchase. Securities sold under agreements to repurchase increased $18.9 million to $21.8 million at September 30, 1997.

LIQUIDITY. Liquidity refers to the ability of the Company to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from its bank subsidiaries. ABNH will be limited in its ability to pay dividends during its initial years of operation. The Company made additional capital contributions of $3.0 million to ABNH in the first nine months of 1997 to maintain its required capital ratios in light of its balance sheet growth. In the third quarter of 1997, the Company paid dividends to its stockholders in the amount of $875,000. In October, 1997, the Company declared a dividend in the amount of $1.0 million, payable in the fourth quarter of 1997.

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

Cash flows provided by operations decreased $4.4 million to $10.6 million in the first nine months of 1997 as compared to cash flows provided by operations of $15.1 million in the corresponding period of 1996 due primarily to an increase in assets held for sale as well as a decrease in the provision for loan losses. Cash flows used by investing activities increased by $23.6 million to $89.6 million for the nine months ended September 30, 1997, as compared to cash flows used by investing activities of $66.0 million during the equivalent period last year. This was mainly attributable to fewer sales of investments available for sale offset by a smaller increase in total loans in 1997 versus 1996. Cash flows provided by financing activities decreased $13.9 million for the period ended September 30, 1997 to $66.2 million, as compared to $80.1 million in the equivalent period in 1996 due to a significant increase in deposit inflows, offset by a reduction in the FHLB advance balances.

At September 30, 1997, the Company had home equity, reserve credit and commercial unused lines of credit totalling $87.5 million. Outstanding commitments to originate real estate loans totalled $44.6 million. Unadvanced portions of real estate loans amounted to $18.8 million. Standby letters of credit were $1.7 million. Loans sold with recourse totalled $3.5 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current leverage and risk-based capital requirements as of September 30, 1997:

                                                   Risk-based Capital Ratio
                                        Leverage   ------------------------
                                          Ratio        Tier 1    Total
                                          -----        ------    -----

Andover Bancorp, Inc.                      8.3%         13.6%    14.8%
Andover Bank                               8.0          13.3     14.6
Andover Bank NH                            9.2          15.5     16.1


Current minimum regulatory requirements for the Bank and the Company as of September 30, 1997 were 4.0% for the leverage ratio and 4.0% and 8.0%, respectively, for the Tier 1 and total risk-based capital ratios. As a de novo bank, Andover Bank NH is obligated to maintain a minimum leverage ratio of 8%. Under the FDIC's prompt corrective action regulations promulgated pursuant to the FDIC Improvement Act of 1991, the Banks have sufficient capital to be considered "well-capitalized". Therefore, the Banks are entitled to pay the lowest deposit premium possible.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997


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

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $9.7 million, $1.84 per share, for the nine months ended September 30, 1997, compared to net income of $9.3 million, $1.79 per share, in the corresponding period of 1996.

The financial performance in the first nine months of 1997 was positively impacted by an increase in the net interest margin, non-interest income and reductions in the provision for loan losses, offset by an increase in non-interest expenses. Notwithstanding the positive performance in 1997, the year-to-date results for 1996 included a gain of $2.5 million in the form of a tax benefit. This combination led to a decline on Andover's annualized return on average assets to 1.06% for the first nine months of 1997 as compared to 1.08% in the comparable period of 1996. The annualized return on average stockholders' equity decreased to 13.23% in the first nine months of 1997 from 14.07% in the comparable period of 1996.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $28.6 million for the first nine months of 1997, as compared to $26.2 million for the same period in 1996, an increase of 9.2%. The amount of interest income excluded from earnings on non-accruing loans amounted to $532,000 in the first nine months of 1997 compared to $666,000 in the comparable period of 1996. Growth in earning assets, as well as a shift in the mix from investments to loans and increased yields on the earning assets has offset a rise in the Company's cost of funds. This resulted in a higher net yield on earning assets of 3.23% for the first nine months of 1997 as compared to 3.16% in 1996.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the first nine months of 1997 and 1996 was $683,000 and $2.1 million, respectively. Among the factors used to determine the provision were loan growth, the level of nonaccrual and restructured loans, as well as the level of delinquent loans, charge-offs and recoveries. Net charge-offs amounted to $379,000 in the first nine months of 1997 versus $1.7 million in the corresponding period last year. Approximately 45% of the 1996 net charge-offs resulted from the restructuring of a previously reported problem loan.

NON-INTEREST INCOME. Andover recorded gains from non-interest sources of $3.5 million for the first nine months of 1997, as compared to $1.7 million in the corresponding period of 1996. Net gains from sales and redemptions of loans and the investment portfolio totalled $248,000 in 1997, as compared to losses of $505,000 in the same period of 1996. The results in 1996 include a net loss of $822,000 resulting from the sale of low-yielding securities.

Losses on real estate operations totalled $820,000 during the first nine months of 1997 as compared to $1.2 million in the corresponding period of 1996. A large component of the loss on real estate operations during the first nine months of both 1997 and 1996 was comprised of operating costs associated with acquiring, maintaining and disposing of other real estate owned and totalled $605,000 and $897,000, respectively. Provisions for losses on other real estate owned for the nine months of 1997 and 1996 totalled $275,000 and $479,000, respectively.

Mortgage banking income totalled $1.7 million during the first nine months of 1997 as compared to $1.5 million in the corresponding period of 1996 due to an increase in the Company's servicing portfolio offset by an increase in amortization expense.

Other income totalled $2.4 million in the first nine months of 1997, for an increase of $477,000, or 24.8%, from $1.9 million recorded in the first nine months of 1996. The majority of the increase is due to a gain of $100,000 recorded in 1997 resulting from the liquidation of an ownership interest in a state mandated loan program as compared to writedowns of $208,000 taken during 1996.

NON-INTEREST EXPENSE. Non-interest expenses increased 9.6% to $16.2 million in the first nine months of 1997 primarily due to an increase in salaries and employee benefits as well as a merger recovery credit of $225,000 recorded in 1996 from the execution of a merger termination agreement. Salaries and benefits increased 14.4% to $8.9 million in 1997 due to increased personnel and salary merit increases, as well as overtime, temporary help and medical insurance. Office occupancy and equipment increased 5.2% to $2.1 million due to increased investments in computers and related costs for depreciation, as well as costs associated with an additional branch. Data processing expenses increased 14.8% to $1.4 million as a result of a higher loan and deposit base resulting from the Company's growth, as well as from the purchase of mortgage loan servicing. Marketing expenses increased 8.0% to $743,000 primarily due to an increased number of discretionary promotions. Professional fees decreased 41.8% due to costs incurred in 1996 relative to implementing various tax planning strategies. Other operating expenses increased 7.3% to $2.4 million primarily due to increased general overhead expenses from operating a larger institution.

INCOME TAX EXPENSE. As a result of continued earnings of the Company, it is more likely than not that the Company will realize a greater portion of its deferred tax asset than has previously been recognized. This has resulted in a decrease in the valuation allowance on these items of $375,000 in the first nine months of 1997, as well as $375,000 for the same period in 1996. During the third quarter of 1996, the Company recorded a one-time gain of $2.5 million in the form of a tax benefit in connection with the enactment of the SBA. More than offsetting the income tax benefit recorded in 1997, the Company incurred an income tax expense of $5.9 million on its financial statement earnings as compared to $4.4 million for the equivalent period in 1996.

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




                                          ANDOVER BANCORP, INC.





November 10, 1997                         /s/ GERALD T. MULLIGAN
                                          -----------------------------------
                                          Gerald T. Mulligan
                                          President and
                                          Chief Executive Officer






November 10, 1997                         /s/ JOSEPH F. CASEY
                                          -----------------------------------
                                          Joseph F. Casey
                                          Chief Financial Officer
                                          and Treasurer