Form 10-Q
period 1998-03-31
ANDOVER BANCORP INC
filed 1998-05-12
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------


                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1998 or
                               --------------

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the transition period from ______________ to ____________________


                      Commission File Number       0-16358
                                             ------------------

                              ANDOVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                Delaware                               04-2952665
      -------------------------------                ----------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

 61 Main Street, Andover, Massachusetts                   01810
---------------------------------------                ----------
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

                 Class: Common Stock, par value $0.10 per share
                 Outstanding as of May 1, 1998: 5,181,784 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES

                                      Index

                         PART I - FINANCIAL INFORMATION


ITEM 1    Financial Statements                                         Page

              Consolidated Balance Sheets                                1

              Consolidated Statements of Operations                      2

              Consolidated Statements of Changes in
                Stockholders' Equity                                     3

              Consolidated Statements of Cash Flows                    4-5

              Notes to Consolidated Financial
              Statements                                                 6

              Analysis of Net Yield on Earning Assets                    7


ITEM 2    Management's Discussion and Analysis of                     8-17
          Financial Condition and Results of Operations
              For the Quarter Ended March 31, 1998

ITEM 3    Qualitative and Quantitative Market Risk                     ---
              (incorporated by reference to Andover's
              Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

                     PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                             18

ITEM 2    Changes in Securities                                         18

ITEM 3    Defaults upon Senior Securities                               18

ITEM 4    Submission of Matters to a Vote of Security Holders           18

ITEM 5    Other Information                                             18

ITEM 6    Exhibits and Reports on Form 8-K                              18

Signatures                                                              19

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                             MARCH 31, 1998    DECEMBER 31, 1997
                                                             --------------    -----------------
                                                                       (In thousands)
                                     ASSETS

Cash and due from banks                                         $   25,268        $   21,586
Short-term investments                                              18,700            14,150
                                                                ----------        ----------
  Cash and cash equivalents                                         43,968            35,736
                                                                ----------        ----------
Assets held for sale, at lower of
  cost or market                                                    10,192             5,537
Investments available for sale (Amortized
   cost of $159,340 in 1998 and $137,175
   in 1997)                                                        161,010           139,054
Investments held to maturity (Market value
   of $133,748 in 1998 and $130,947 in 1997)                       132,270           129,363
Loans                                                            1,004,056           978,823
Allowance for loan losses                                          (12,593)          (12,521)

Net loans                                                          991,463           966,302

Mortgage servicing assets, net                                       8,953             9,500
Other real estate owned, net                                           322               406
Premises and equipment, net                                          9,421             9,593
Accrued interest receivable                                          7,967             7,567
Stock in FHLBB, at cost                                             15,747            15,747
Net deferred income taxes receivable                                 2,063             1,832
Other assets                                                         2,131             2,108
                                                                ----------        ----------
      Total assets                                              $1,385,507        $1,322,745
                                                                ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                      $  975,748        $  946,982
  Securities sold under agreements
   to repurchase                                                    10,206            10,171
  Federal Home Loan Bank advances                                  278,129           248,561
  Mortgagors' escrow accounts                                        2,683             2,478
  Income taxes payable                                               4,071             2,250
  Accrued expenses and other liabilities                             4,794             5,224
                                                                ----------        ----------
      Total liabilities                                          1,275,631         1,215,666
                                                                ----------        ----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value per share;
   3,000,000 shares authorized, none issued                           --                --
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized;  5,178,814 and 5,168,114
   shares issued in 1998 and 1997, respectively                        518               517
  Additional paid-in capital                                        59,830            59,619
  Retained earnings                                                 48,534            45,814
  Accumulated other comprehensive income                               994             1,129
                                                                ----------        ----------
       Total stockholders' equity                                  109,876           107,079
                                                                ----------        ----------
       Total liabilities and stockholders' equity               $1,385,507        $1,322,745
                                                                ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            QUARTERS ENDED
                                                               MARCH 31,
                                                      -------------------------
                                                       1998               1997
                                                      -------           -------
                                               (In thousands, except per share amounts)
Interest and dividend income:
  Loans                                               $18,929           $17,146
  Mortgage-backed securities                            3,223             3,077
  Investment securities                                 1,748             1,552
  Short-term investments                                  247               190
                                                      -------           -------
        Total interest and dividend income             24,147            21,965
                                                      -------           -------

Interest expense:
  Deposits                                              9,869             8,768
  Federal Home Loan Bank advances                       3,869             3,655
  Securities sold under agreements to repurchase           89                63
                                                      -------           -------
        Total interest expense                         13,827            12,486
                                                      -------           -------
        Net interest and dividend income               10,320             9,479

Provision for loan losses                                  45               330
                                                      -------           -------
        Net interest and dividend income
          after provision for loan losses              10,275             9,149
                                                      -------           -------

Non-interest income:
  Net gains from sales of assets held for sale            150                29
  Mortgage banking income, net                             16               602
  Losses on real estate operations, net                   (76)             (357)
  Other income                                            943               719
                                                      -------           -------
     Total non-interest income                          1,033               993
                                                      -------           -------

Non-interest expense:
  Salaries and employee benefits                        3,097             2,887
  Office occupancy and equipment                          655               684
  Data processing                                         512               425
  Marketing                                               231               219
  Professional fees                                       227               189
  Mortgage banking expense                                226                79
  Deposit insurance premiums                               35                29
  Other operating expense                                 697               656
                                                      -------           -------
        Total non-interest expense                      5,680             5,168
                                                      -------           -------

        Income before income tax expense                5,628             4,974

Income tax expense                                      1,926             1,766
                                                      -------           -------

        Net income                                    $ 3,702           $ 3,208
                                                      =======           =======

Basic earnings per share                              $  0.72           $  0.62
                                                      =======           =======

Diluted earnings per share                            $  0.69           $  0.61
                                                      =======           =======

Weighted average shares outstanding - basic         5,170,994         5,138,240
Weighted average shares outstanding - diluted       5,345,003         5,277,603

The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         Year Ended December 31, 1997 and Quarter Ended March 31, 1998
                                   (Unaudited)

                                                                                 ACCUMULATED      TOTAL
                                             ADDITIONAL                             OTHER          STOCK-
                                   COMMON     PAID-IN     RETAINED    TREASURY   COMPREHENSIVE    HOLDERS'
                                   STOCK      CAPITAL     EARNINGS      STOCK       INCOME         EQUITY
                                   -----      -------     --------      -----       ------         ------
                                                              (In thousands)

Balance at December 31, 1996        $515       $59,222     $36,109      $(301)        $301        $95,846

Comprehensive income:
   Net income                         --            --      13,206         --           --         13,206
   Other comprehensive income         --            --          --         --          828            828
                                    ----       -------     -------      -----         ----        -------
Total comprehensive income            --            --      13,206         --          828         14,034
Dividends declared and
    paid ($0.68 per share)            --            --      (3,501)        --           --         (3,501)
Stock options exercised                2           397          --        301           --            700
                                    ----       -------      ------      -----        -----       --------

 Balance at December 31, 1997        517        59,619      45,814         --        1,129        107,079

Comprehensive income:
  Net income                          --            --       3,702         --           --          3,702
  Other comprehensive income          --            --          --         --         (135)          (135)
                                    ----       -------     -------      -----       ------       --------
Total comprehensive income            --            --       3,702         --         (135)         3,567
Dividends declared and
    paid ($0.19 per share)            --            --        (982)        --           --           (982)
Stock options exercised                1           211          --                      --            212
                                    ----        ------     -------      -----       ------       --------

Balance at March 31, 1998           $518       $59,830     $48,534      $  --       $  994       $109,876
                                    ====       =======     =======      =====       ======       ========

The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           QUARTERS ENDED,
                                                                              MARCH 31,
                                                                              ---------
                                                                         1998           1997
                                                                         ----           ----
                                                                            In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  3,702       $   3,208
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                45             330
   Net losses on sales and provisions
     for other real estate owned                                             3             136
   Net gains from sales of assets held for sale                           (150)            (29)
   Depreciation and amortization                                           377             349
   Amortization of fees, discounts and premiums, net                       107             112
   Deferred income taxes                                                  (157)            256
   (Increase) decrease in:
     Assets held for sale                                               (4,505)            497
     Accrued interest receivable                                          (400)           (573)
     Mortgage servicing assets                                             754             293
     Other assets                                                          (23)            318
   Increase (decrease) in:
     Mortgagors' escrow accounts                                           205             122
     Accrued income taxes payable                                        1,821             639
     Accrued expenses and other liabilities                               (430)         (1,082)
                                                                      --------       ---------
      Net cash provided by operating activities                          1,349           4,576
                                                                      --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                         (27,521)        (24,377)
     Proceeds from sales                                                   500            --
     Proceeds from maturities and redemptions                             --             1,000
     Principal repayments                                                4,786           1,623
   Investment and mortgage-backed securities held to maturity:
     Purchases                                                         (10,041)           --
     Proceeds from maturities and redemptions                             --               500
     Principal repayments                                                7,097           5,539
   Purchases of whole loans                                             (7,949)         (1,024)
   Purchases of mortgage servicing rights                                 (207)         (2,566)
   Net increase in loans                                               (17,429)         (3,712)
   Capital expenditures on premises and equipment, net                    (205)           (289)
   Proceeds from sales of other real estate owned                          253             423
   Capital expenditures on other real estate owned                        --               (44)
                                                                      --------       ---------
       Net cash used by investing activities                           (50,716)        (22,927)
                                                                      --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                             28,766          37,075
   Net increase (decrease) in securities sold
     under agreements to repurchase                                         35           2,719
   Proceeds from issuance of FHLB advances                             100,000          65,000
   Principal repayments of FHLB advances                               (70,432)       (101,406)
   Dividends paid                                                         (982)           (772)
   Stock options exercised                                                 212             136
                                                                      --------       ---------
       Net cash provided by financing activities                        57,599           2,752
                                                                      --------       ---------
Net increase (decrease) in cash and cash equivalents                     8,232         (15,599)
Cash and cash equivalents, at beginning of period                       35,736          46,089
                                                                      --------       ---------
Cash and cash equivalents, at end of period                           $ 43,968       $  30,490
                                                                      ========       =========

                                                                        continued on next page

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                           QUARTERS ENDED,
                                                                              MARCH 31,
                                                                              ---------
                                                                         1998           1997
                                                                         ----           ----
                                                                            In thousands)

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
         Interest                                                     $ 13,883       $  12,681
         Income taxes                                                      343             869
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale or investments available for sale       24,068           5,010
    Transfer of loans to other real estate owned                           172             774


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1)   BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Andover Bancorp, Inc. ("Andover" or the "Company") and its subsidiaries, including its principal subsidiaries, Andover Bank and Andover Bank NH (collectively the "Banks"), presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1997. Andover Bank (the "Bank") is a state chartered savings bank with its headquarters located in Andover, Massachusetts. Andover Bank NH ("ABNH") is a state chartered guaranty savings bank established in September, 1995 and headquartered in Salem, New Hampshire. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2)   COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Company's disclosure currently complies with the provisions of this statement. The following table shows the components of other comprehensive income for the year ended December 31, 1997 and quarter ended March 31, 1998.


                                                   Before-tax       Tax        Net-of
                                                     Amount       Expense    Tax Amount
     Balance at December 31, 1996                    $  502        $(201)      $  301

     Unrealized gains on securities
       for year ended December 31, 1997               1,377         (549)         828
                                                     ------        -----       ------

     Balance at December 31, 1997                     1,879         (750)       1,129

     Decrease in unrealized gains on securities
     for the quarter ended March 31, 1998              (209)          74         (135)
                                                     ------        -----       ------

     Balance at March 31, 1998                       $1,670        $(676)      $  994
                                                     ======        =====       ======

3)   STOCK SPLIT

     On April 23, 1998, the Company's Board of Directors declared a five for four stock split, effected in the form of a 25% stock dividend that will be paid in the form of one additional share for each four shares of common stock outstanding. The payment date for the stock dividend is May 18, 1998 to stockholders of record on May 4, 1998. The effect of this stock split on earnings per share, dividends per share and weighted average shares outstanding for the periods presented is provided below.

                                             QUARTER ENDED                         QUARTER ENDED
                                             MARCH 31, 1998                        MARCH 31, 1997
                                             --------------                        --------------
                                       AS REPORTED          AS RESTATED      AS REPORTED         AS RESTATED
                                       -----------          -----------      -----------         -----------
     Basic earnings per share               $0.72                $0.57           $0.62               $0.50
     Diluted earnings per share             $0.69                $0.55           $0.61               $0.49
     Dividends declared per share           $0.19                $0.15           $0.15               $0.12
     Basic shares outstanding           5,170,994            6,463,743       5,138,240           6,422,800
     Diluted shares outstanding         5,345,003            6,681,254       5,277,603           6,598,004

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           NET YIELD ON EARNING ASSETS
                           ---------------------------
                                   (Unaudited)

                                                                 QUARTERS ENDED MARCH 31,
                                                                 ------------------------
                                                          1998                                      1997
                                                          ----                                      ----
                                                        INTEREST    AVERAGE                       INTEREST     AVERAGE
                                           AVERAGE       EARNED/    YIELD/         AVERAGE         EARNED/      YIELD/
                                           BALANCE        PAID      RATE(3)        BALANCE          PAID       RATE(3)
                                           -------        ----      -------        -------          ----       -------

ASSETS
Interest-earning assets:
  Short-term investments                  $   18,050     $   247      5.55%       $   14,148      $    190       5.45%
  Investment securities (1)                  104,737       1,748      6.77            93,528         1,552       6.73
  Mortgage-backed securities (1)             192,435       3,223      6.79           180,692         3,077       6.91
                                          ----------     -------                  ----------       -------
   Total investments                         315,222       5,218      6.71           288,368         4,819       6.78
                                          ----------     -------                  ----------       -------
  Residential loans (1) (2)                  729,725      12,985      7.22           627,317        11,672       7.55
  Commercial loans (2)                       142,122       3,167      9.04           135,124         2,984       8.96
  Construction and land loans                 33,783         851     10.22            34,367           824       9.72
                                          ----------     -------                  ----------       -------
  Total real estate loans                    905,630      17,003      7.61           796,808        15,480       7.88
  Consumer loans (2)                          67,306       1,450      8.74            60,803         1,229       8.20
  Commercial loans (2)                        20,092         476      9.61            18,944           437       9.36
                                          ----------     -------                  ----------       -------
   Total loans                               993,028      18,929      7.73           876,555        17,146       7.93
                                          ----------     -------                  ----------       -------
   Total interest-earning assets           1,308,250      24,147      7.49%        1,164,923        21,965       7.65%
                                                         -------                                   -------

Allowance for loan losses                    (12,790)                                (12,264)
Other real estate owned                          414                                   1,652
Other assets                                  49,824                                  54,519
                                          ----------                              ----------
   Total assets                           $1,345,698                              $1,208,830
                                          ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                            $   81,347     $   200      1.00%       $   66,833      $    169       1.03%
  Regular savings accounts                   153,902       1,369      3.61           104,046           808       3.15
  Money market deposit accounts              106,563         770      2.93           117,204           871       3.01
  Certificates of deposit                    523,777       7,530      5.83           488,434         6,920       5.75
                                          ----------     -------                  ----------       -------
   Total interest-bearing deposits           865,589       9,869      4.62           776,517         8,768       4.58
                                          ----------     -------                  ----------       -------

Borrowed funds:
  Reverse repurchase agreements                7,239          89      4.99             5,667            63       4.51
  Federal Home Loan Bank advances            273,891       3,869      5.73           257,945         3,655       5.75
                                          ----------     -------                  ----------       -------
   Total borrowed funds                      281,130       3,958      5.71           263,612         3,718       5.72
                                          ----------     -------                  ----------       -------
   Total interest-bearing liabilities      1,146,719      13,827      4.89%        1,040,129        12,486       4.87%
                                                         -------                                   -------

Demand deposits                               83,641                                  62,249
Other liabilities                              9,518                                  10,436
                                          ----------                              ----------
   Total liabilities                       1,239,878                               1,112,814
Stockholders' equity                         105,820                                  96,016
                                          ----------                              ----------
   Total liabilities and stock-
      holders' equity                     $1,345,698                              $1,208,830
                                          ==========                              ==========

Net interest income                                      $10,320                                   $ 9,479
                                                         =======                                   =======

Interest rate spread                                                  2.60%                                      2.78%
                                                                      =====                                      =====

Net yield on earning assets                                           3.20%                                      3.30%
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

(3) The "Average Yield/Rate" calculation is based on an annualized basis reflecting 90 days in the first quarter of 1998 and 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1998
                      ------------------------------------

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

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $3.7 million, or $0.69 per diluted share, for the quarter ended March 31, 1998 as compared to net income of $3.2 million, or $0.61 per diluted share, in the corresponding quarter of 1997. The current quarter results include an increase in net interest income and a decline in mortgage banking income, losses on real estate operations and provisions for loan losses. Andover's annualized return on average assets increased to 1.12% for the first quarter of 1998 compared to 1.08% in the first quarter of 1997. The annualized return on average stockholders' equity increased to 14.19% in the first quarter of 1998 from 13.55% in the first quarter of 1997.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $10.3 million for the first quarter of 1998 as compared to $9.5 million for the same period in 1997. This increase resulted from a 12.3% increase in total interest-earning assets. While significant progress has been made in reducing non-performing assets, the overall levels of non-performing assets continue to result in foregone income and other operating costs associated with holding and disposing of such assets. Foregone income, which represents the amount of interest income earned but excluded from earnings on nonaccruing loans, amounted to $131,000 in the first quarter of 1998, versus $195,000 in the comparable quarter of 1997. The 10 basis point decline in the net yield on earning assets to 3.20% for the first quarter of 1998, compared to 3.30% in 1997, was due primarily to lower yields on the residential real estate portfolio.

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

The provision for loan losses for the first quarter of 1998 was $45,000 versus $330,000 in the comparable period in 1997. Management considered several contributing factors in determining that a lower provision for loan losses was appropriate in the first quarter of 1998. These factors include, without limitation, the level and mix of loan growth, the level of nonaccrual and restructured loans, as well as the level of delinquent loans, charge-offs and recoveries. During the first quarter of 1998, the total loan portfolio increased by only a modest 2.6%. Another factor considered in making the determination for a lower provision for loan losses was the fact that non-performing assets experienced a decrease of 17.5% during the first quarter of 1998. Charge-offs in the first quarter of 1998 totalled $415,000 versus $628,000 in the corresponding quarter last year, while recoveries totalled $442,000 and $443,000, respectively, for 1998 and 1997. Lastly, the reserve coverage as a percentage of nonaccruing loans totalled 194.1% at March 31, 1998, an increase from the 1997 year-end reserve coverage.

NON-INTEREST INCOME. Net gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $150,000 in the first quarter of 1998 as compared to net gains of $29,000 in the first quarter of 1997.

Mortgage banking income totalled $16,000 in the first quarter of 1998 versus $602,000 in the comparable quarter in 1997 due to a decrease in the Company's servicing portfolio as well as increased amortization and provisions for the valuation allowance on the mortgage servicing assets. Amortization expense totalled $499,000 and $388,000, respectively, for the quarters ended March 31, 1998 and 1997. In addition, the Company incurred provisions for the valuation allowance of $420,000 in the first three months of 1998 due to the high prepayments experienced, and expected to be experienced, in the serviced loan portfolio. In this low interest rate environment, loans repay faster than expected, thereby causing the fair value of the mortgage servicing assets to decline. If interest rates continue to remain at low levels, it is possible that additional provisions for the valuation allowance may be necessary. The mortgage servicing assets are assessed for impairment on a quarterly basis. Loans serviced for investors totalled $915.9 million and $1,070.3 million, respectively, at March 31, 1998 and 1997.

Losses of $76,000 on real estate operations were recognized in the first quarter of 1998 as compared to $357,000 in the first quarter of 1997. A significant portion of the losses on real estate operations during the first quarters of both 1998 and 1997 were operating costs associated with acquiring, maintaining and disposing of other real estate owned, and totalled $73,000 and $221,000, respectively. Provisions for losses on other real estate owned added another $125,000 to the loss on real estate operations during the first quarter of 1997, as compared to $-0- in the first quarter of 1998.

Other income totalled $943,000 in the first quarter of 1998 as compared to $719,000 in the first quarter of 1997 due to higher loan fee and deposit fee income. These increases reflect the increase in both the loan and deposit portfolios.

NON-INTEREST EXPENSE. Non-interest expenses increased by $512,000, or 9.9%, to $5.7 million in the first quarter of 1998 from $5.2 million in the first quarter of 1997.

Salaries and employee benefits, the largest component of non-interest expense, increased $210,000, or 7.3%, from $2.9 million for the first quarter of 1997 to $3.1 million in the current year's corresponding quarter. This increase was primarily due to an increase in the number of employees and salary increases and the related taxes thereon.

Office occupancy and equipment expenses decreased by 4.2%, to $655,000 in the first quarter of 1998 from $684,000 in the comparable period of 1997 due to reduced depreciation expense on fully depreciated equipment and computers.

Data processing expenses increased $87,000, or 20.5%, to $512,000 in the first quarter of 1998 from $425,000 in the first quarter of 1997. This was due to an increase in the number of loans and deposits serviced by the Company. In addition, the costs incurred by the Company to conduct business in alternative delivery systems, such as the telephone or personal computer, continue to increase.

Marketing expenses increased modestly to $231,000 for the quarter ended March 31, 1998 from $219,000 for the first quarter of 1997 due to ongoing discretionary promotions, primarily for home equity loans and deposits.

Professional fees totalled $227,000 and $189,000, respectively, for the quarters ended March 31, 1998 and 1997. This increase of $38,000 was primarily due to increased corporate legal and consulting expenses.

Mortgage banking expenses increased $147,000 to $226,000 in the first quarter of 1998 from $79,000 in the comparable quarter of 1997 due to increased costs associated with the high residential mortgage refinancing activity experienced in the first quarter of 1998.

Other operating expenses increased $41,000 to $697,000 in the first quarter of 1998 from $656,000 in the first quarter of 1997 due to expenses incurred in operating a larger institution. These expenses include corporate insurance, telephone expenses and postage expense.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $1.9 million and $1.8 million on its financial statement earnings for the first quarters of 1998 and 1997, respectively. The effective tax rate for the first quarter of 1998 was 34.2%, as compared to 35.5% for the corresponding period in 1997. The decline in the first quarter of 1998 was due to a state tax refund.

FINANCIAL CONDITION

Total assets increased 4.7% from $1,322.7 million at December 31, 1997 to $1,385.5 million at March 31, 1998. Increases in both the loan and investment portfolios were funded by the growth experienced in the deposit balances and FHLB advances during the first three months of 1998.

LOANS. The following table shows the composition of the Company's loan portfolio at March 31, 1998 and December 31, 1997. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                       3/31/98          12/31/97
                                       -------          --------
                                            (In thousands)
Real estate loans:
  Residential                        $  737,850         $715,503
  Commercial                            145,360          142,617
  Construction and land                  34,382           31,499
                                     ----------         --------
    Total real estate loans             917,592          889,619
                                     ----------         --------
Consumer loans                           65,625           68,204
Commercial loans                         20,839           21,000
                                     ----------         --------
    Total loans                      $1,004,056         $978,823
                                     ==========         ========

Total loans increased $25.2 million during the first three months of 1998 to $1,004.1 million at March 31, 1998 primarily due to increases in the real estate portfolio. The increase in the residential loan portfolio was aided by the favorable interest rate environment causing a strong home purchase and heavy mortgage refinance markets.

Originations of all loan types are sensitive to the interest rate environment, the capacity for borrowing and real estate values, current and anticipated economic conditions as well as the competitive landscape. Due to the extremely favorable interest rates in the latter part of 1997 and the first quarter of 1998, residential loan originations increased over 300% from the first quarter of 1997 to the corresponding period of 1998. Residential loan balances increased only $22.3 million due to the securitization of certain fixed-rate loans, regular amortization and excessive repayments due to the strong refinance activity. Residential loan originations totalled $87.1 million and $24.3 million, respectively, for the quarters ended March 31, 1998 and 1997.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans, increased $5.5 million during the first quarter of 1998.

Originations of corporate loans reflect the Company's increased interest for this type of loan as well as higher real estate values. Corporate loan originations totalled $23.8 million and $14.7 million, respectively, for the quarters ended March 31, 1998 and 1997.

Consumer loan balances decreased by approximately 3.8% on an annualized basis, to $65.6 million at March 31, 1998, primarily due to payoffs of home equity balances and second mortgage loans.

RISK ELEMENTS. The following table shows the composition of non-performing assets at March 31, 1998 and December 31, 1997:

                                               3/31/98           12/31/97
                                               -------           --------
                                                 (Dollars in thousands)

Nonaccruing loans                               $6,488            $7,849
Other real estate owned                            322               406
                                                ------            ------
    Total non-performing assets                 $6,810            $8,255
                                                ======            ======

Total non-performing assets as a
 percentage of total assets                     0.5%               0.6%

Total non-performing assets decreased 17.5% in the first three months of 1998 primarily due to nonaccruing loans moving back into performing status or being paid off altogether, as well as the sale of other real estate owned.

Significant progress has been made over the past several years in reducing total non-performing assets. However, Andover continues to experience levels of non-performing assets that divert management's attention and negatively impact earnings. These include, but are not limited to, foregone income, provisions for loan and other real estate owned losses, loan charge-offs and other costs associated with non-performing asset disposition. Interest income of approximately $205,000 would have been recorded in the first three months of 1998 on nonaccruing loans if those loans had been on a current basis in accordance with their original terms. Interest income actually recognized thus far in 1998 on nonaccruing loans amounted to approximately $10,000. Additionally, another $64,000 in interest payments were applied as a reduction of the nonaccruing loan balances instead of as interest income during the first three months of 1998.

A significant portion of the non-performing assets are secured by mixed-use commercial and multi-family real estate located in Lawrence, Massachusetts. This city had been especially hard hit with declines in real estate values due to increased vacancies and rapid turnover in the multi-family investor-owned properties. These multi-family investor-owned properties represent the majority of the Bank's collateral on troubled loans and other real estate owned in Lawrence. Continued deterioration in this market area will adversely impact the collectibility of residential and commercial real estate loans and may result in an increase in non-performing assets. At March 31, 1998, approximately $2.9 million, or 45.3%, of nonaccrual loans and $267,000, or 82.9%, of other real estate owned were secured by properties located in Lawrence, consisting primarily of mixed-use commercial and multi-family properties, as compared to approximately $3.4 million and almost all of the other real estate owned, respectively, at December 31, 1997.

At March 31, 1998, total impaired loans were $5.9 million, of which $2.3 million had related allowances of $0.2 million and $3.6 million which did not require a related allowance. During the three months ended March 31, 1998, the average recorded value of impaired loans was $6.1 million and the related amount of interest income recognized was approximately $1,000.

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

The following table shows the composition of nonaccruing loans at March 31, 1998 and December 31, 1997

                                      3/31/98           12/31/97
                                      -------           --------
                                       (Dollars in thousands)

Residential real estate               $ 1,750            $ 2,436
Commercial real estate                  4,204              4,866
Commercial                                501                513
Consumer                                   33                 34
                                      -------            -------
  Total nonaccrual loans              $ 6,488            $ 7,849
                                      =======            =======


Allowance for loan losses             $12,593            $12,521
                                      =======            =======

Allowance for loan losses as a
 percentage of nonaccruing loans      194.1%             159.5%
Allowance for loan losses as
 percentage of total loans              0.9%               1.3%

Of the $6.5 million in nonaccruing loans at March 31, 1998, $1.7 million, or 26.7%, were less than 90 days past due but have exhibited some other credit weakness. While stabilization in housing prices and even progress in regaining lost jobs have appeared in certain sectors of the economy and real estate market, if the regional economy were to deteriorate, nonaccruing loans would likely increase, reversing progress made by the Company in reducing non-performing assets over the past several years.

RESTRUCTURED LOANS. A restructured loan is one for which the Bank has modified the loan to provide a temporary reduction in the rate of interest or terms due to the deterioration in the financial position of the borrower. Restructured loans are classified as such until the obligation has performed for a reasonable period of time at a market rate of interest and its ultimate collectibility is no longer in doubt. At March 31, 1998 and December 31, 1997, restructured loans totalled $1.3 million and $1.4 million, respectively. The weighted average interest rate on restructured loans as of March 31, 1998 was approximately 6.2%

OTHER REAL ESTATE OWNED. The following table shows the composition of other real estate owned at March 31, 1998 and December 31, 1997:

                                            3/31/98            12/31/97
                                            -------            --------
                                                   (In thousands)

Residential real estate                      $ 308              $ 239
Commercial real estate                          14                 66
Multi-family real estate                       210                336
                                             -----              -----
                                               532                641
Valuation allowance                           (210)              (235)
                                             -----              -----
 Total other real estate owned               $ 322              $ 406
                                             =====              =====

The following table shows changes in the valuation allowance for other real estate owned for the quarters ended March 31, 1998 and 1997:

                                                      Quarters Ended
                                                         March 31,
                                                         ---------
                                                    1998           1997
                                                    ----           ----
                                                      (In thousands)

Balance, beginning of period                       $235               $176
Provision                                            --                125
Charge-offs                                         (25)               (65)
                                                   ----               ----
Balance, end of period                             $210               $236
                                                   ====               ====

During the first three months of 1998, sales of other real estate owned totalled $253,000, as compared to $423,000 in the first three months of 1997. Net losses on sales of other real estate owned totalled $3,000 and $11,000 for the quarters ended March 31, 1998 and 1997, respectively.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters ended March 31, 1998 and 1997:

                                                          Quarters Ended
                                                             March 31,
                                                             ---------
                                                         1998         1997
                                                         ----         ----
                                                      (Dollars in thousands)

Balance at beginning of period                        $12,521          $12,229
Provision                                                  45              330

Charge-offs:
 Residential real estate                                 (150)            (302)
 Commercial real estate                                  (263)            (253)
 Construction and land                                     --              ---
 Commercial                                                --              (54)
 Consumer                                                  (2)             (19)
                                                       ------           ------
  Total charge-offs                                      (415)            (628)
                                                       ------           ------

Recoveries:
 Residential real estate                                    4              ---
 Commercial real estate                                   188               89
 Construction and land                                    195               88
 Commercial                                                48              263
 Consumer                                                   7                3
                                                      -------          -------
  Total recoveries                                        442              443
                                                      -------          -------

Net (charge-offs)/recoveries                               27             (185)
                                                      -------          -------

    Balance at end of period                          $12,593          $12,374
                                                      =======          =======

Ratio of annualized net
  (charge-offs)/recoveries to average
  loans outstanding                                     0.01%          (0.08)%


Gross charge-offs totalled $415,000 during the first quarter of 1998 and were spread out among 16 loans; the largest charge-off during the quarter was $65,000. Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses."

INVESTMENTS. As of March 31, 1998, the Company's total investment portfolio amounted to $312.0 million, for an increase of $29.4 million from December 31, 1997, primarily due to the purchase of $37.6 million in investments, both available for sale and held to maturity. These purchases were mostly GNMA mortgage-backed securities and U.S. government obligations.

Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of sales and reinvestment, if any, will be based on various factors including expectation of movements in market interest rates and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base through loan originations and purchases, acquisitions of investment and mortgage-backed securities while funding this growth through retail deposits, FHLB advances and reverse repurchase agreements.

The following table presents the carrying values of the investment portfolio at March 31, 1998 and December 31, 1997:

                                                       3/31/98          12/31/97
                                                       -------          --------
                                                             (In thousands)

SHORT-TERM INVESTMENTS                                $ 18,700          $ 14,150
                                                      ========          ========

INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
U.S. government and federal agency obligations        $ 55,224          $ 55,777
Other bonds and obligations                             17,736            14,573
                                                      --------          --------
   Total bonds and obligations                          72,960            70,350
                                                      --------          --------

GNMA mortgage-backed securities                         49,240            27,793
FHLMC participation certificates                        35,011            36,805
FNMA pass-through certificates                           3,799             4,106
                                                      --------          --------
   Total mortgage-backed securities                     88,050            68,704
                                                      --------          --------
   Total investments available for sale               $161,010          $139,054
                                                      ========          ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations        $ 15,995          $ 10,001
Other bonds and obligations                              7,087             7,106
   Total bonds and obligations                          23,082            17,107
                                                      --------          --------

FHLMC participation certificates                        45,274            49,217
FNMA pass-through certificates                          45,849            48,835
GNMA mortgage-backed securities                          3,254             3,383
Other asset-backed securities                              747               800
Collateralized mortgage obligations                     14,064            10,021
                                                      --------          --------
   Total mortgage-backed securities                    109,188           112,256
                                                      --------          --------
   Total investments held to maturity                 $132,270          $129,363
                                                      ========          ========

   Total investments                                  $311,980          $282,567
                                                      ========          ========


The following table presents the gross unrealized gains and losses by major categories of securities as of March 31, 1998:

                                                      Unrealized      Unrealized
                                                         Gains          Losses
                                                         -----          ------
                                                             (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations          $  852          $  --
Other bonds and obligations                                177             (2)
Mortgage-backed securities                                 749           (106)
                                                        ------          -----
    Total investments available for sale                $1,778           (108)
                                                        ------          -----

INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations          $   62          $ (38)
Other bonds and obligations                                 78             --
Mortgage-backed securities                               1,600           (224)
                                                        ------          -----
    Total investments held to maturity                   1,740           (262)
                                                        ------          -----
    Total unrealized gains and losses                   $3,518          $(370)
                                                        ======          =====

At March 31, 1998, the Company's net unrealized gain on investments available for sale amounted to $1.7 million, a fair value decline of $209,000 from an unrealized gain of $1.9 million at December 31, 1997. At March 31, 1998, the Company's net unrealized gain on investments held to maturity totalled $1.5 million, for a modest decline of $106,000 from an unrealized gain of $1.6 million at December 31, 1997. The changes in the net unrealized gains on the total investment portfolio from the end of 1997 was primarily due to a slight upturn in market interest rates at the end of the first quarter of 1998.

DEPOSITS AND BORROWED FUNDS. Total deposits increased $28.8 million to $975.7 million at March 31, 1998 from $947.0 million at December 31, 1997. This increase was most pronounced in regular savings accounts and demand deposit accounts. However, during the first quarter of 1998, balances held in certificates of deposit declined by $8.8 million, a decline which was more than offset by increases in the regular savings accounts of $16.5 million and $19.9 million in the demand deposits during the same period.

The following table shows the composition of the Company's deposits at March 31, 1998 and December 31, 1997

                                    3/31/98             12/31/97
                                    -------             --------
                                           (In thousands)

Demand deposit accounts             $ 99,443           $ 79,501
Regular savings accounts             162,528            146,041
NOW accounts                          89,687             85,917
Money market deposit accounts        105,290            107,919
Certificates of deposit              518,800            527,604
                                    --------           --------

     Total deposits                 $975,748           $946,982
                                    ========           ========

In order to fund the growth in total assets, the Federal Home Loan Bank advances increased $29.6 million from December 31, 1997, to $278.1 million at March 31, 1998. Securities sold under agreements to repurchase increased modestly during the quarter to $10.2 million at March 31, 1998.

LIQUIDITY. Liquidity refers to the ability of the Company to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities. The Company's primary source of funds is dividends from its bank subsidiaries. ABNH will be limited in its ability to pay dividends during its initial years of operation. In the first quarter of 1998, the Company paid dividends to its stockholders in the amount of $982,000. In April, 1998, the Company declared a dividend in the amount of $1.2 million, payable in the second quarter of 1998.

The Banks have a diverse base of funding sources including customer deposits, borrowed funds, repayments and amortization of the loan and investment portfolios. A portion of the Banks' deposits represent core deposits, which management believes are relatively insensitive to fluctuations in interest rates. Sources of borrowed funds include funds purchased from other banks,customer repurchase agreements, the sale of securities under repurchase agreements and, in the case of Andover Bank, borrowings from the FHLB, of which the Bank is a voluntary member. The Banks may also obtain funds from the Federal Reserve Bank of Boston by pledging certain assets.

Cash flows provided by operations decreased $3.2 million to $1.3 million in the first three months of 1998, as compared to cash flows provided by operations of $4.6 million in the corresponding period of 1997, due primarily to an increase in assets held for sale. Cash flows used by investing activities increased by $27.8 million to $50.7 million for the three months ended March 31, 1998, as compared to cash flows used by investing activities of $22.9 million during the equivalent period last year. This increase was mainly attributable to higher purchases of investments, both available for sale and held to maturity, as well as a $13.7 million increase in total loans in 1998 versus 1997. Cash flows provided by financing activities increased $54.8 million for the period ended March 31, 1998 to $57.6 million, as compared to $2.8 million in the equivalent period in 1997 due to an increase in the FHLB advances over the the repayments experienced in the equivalent period in 1997.

At March 31, 1998, the Company had home equity, reserve credit and commercial unadvanced lines of credit totalling $93.5 million. Outstanding commitments to originate loans totalled $47.2 million. Unadvanced portions of construction and land loans amounted to $25.1 million. Standby letters of credit were $2.9 million. Loans sold with recourse totalled $2.5 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current Tier 1 leverage capital and risk-based capital requirements as of March 31, 1998:

                           Leverage Capital Ratio       Risk-Based Capital Ratio:
                           ----------------------       -------------------------
                                  Tier 1                  Tier 1            Total
                                  ------                  ------            -----

Andover Bancorp, Inc.               8.1%                   13.7%            15.0%
Andover Bank                        7.7%                   13.3%            14.5%
Andover Bank NH                     8.8%                   14.7%            15.6%

Current minimum regulatory requirements for the Bank and the Company as of March 31, 1998 were 4.0% for the Tier 1 leverage capital ratio and 4.0% and 8.0%, respectively, for the Tier 1 and total risk-based capital ratios. As a de novo bank, Andover Bank NH is obligated to maintain a minimum Tier 1 leverage capital ratio of 8%. As of March 31, 1998, the most recent notification from the FDIC categorized the Banks as well capitalized under the prompt corrective action provisions. Therefore, the Banks are entitled to pay the lowest deposit premium possible.

YEAR 2000 UPDATE. The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems for Year 2000 modifications. Included in other noninterest expenses are charges incurred in connection with the modification or replacement of software and hardware in order for the Company's computer systems to properly conform with the Year 2000 compliance and totalled less than $50,000 for the first quarter of 1998. The Company expects that the majority of the costs that will be incurred (as disclosed below) will be to replace or update existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policy while maintenance and modification costs will be expensed as incurred.

The Company has completed its assessment of Year 2000 issues, developed a plan, begun testing its various software information systems and arranged for the required resources to complete its necessary remediation efforts. The Company plans to complete the Year 2000 project by December 31, 1998. The total remaining cost of the Year 2000 project is estimated at $250,000 to $400,000; however, it is not anticipated that material incremental costs will be incurred in any single period.

The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. There can be no guarantee that the systems of other companies, or third party vendors on which the Company's systems rely, will be timely remediated. Therefore, the Company could possibly be negatively impacted to the extent other entities not affiliated with the Company are unsuccessful in properly addressing their respective Year 2000 compliance responsibilities.

                           PART II - OTHER INFORMATION



ITEM 1  Legal Proceedings
             Not Applicable

ITEM 2  Changes in Securities
             Not Applicable

ITEM 3  Defaults Upon Senior Securities
             Not Applicable

ITEM 4  Submission of Matters to a Vote of Security Holders

             The 1998 Annual Meeting of Shareholders of the registrant was held on April 30, 1998. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. In addition, the following individuals continued to remain members of the Board of Directors following the meeting: Thomas F. Caffrey, Clifford E. Elias, Cornelius J. McCarthy, Gerald T. Mulligan and Fred P. Shaheen. Other matters voted on at the meeting included ratification of KPMG Peat Marwick LLP as Andover's independent auditors. Votes were cast as follows:

             I.   Election of two Class II Directors

                   Nominee                          For              Withheld
                   -------                          ---              --------

                   Robert J. Scribner            4,528,733            38,653
                   Naomi A. Gardner              4,531,392            35,993

            II.    Ratification of KPMG Peat Marwick LLP as Independent Auditors
                                                                     Broker
                    For           Against         Abstain           Non Vote
                    ---           -------         -------           --------
                 4,538,365        14,153          14,867               0

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


                                          ANDOVER BANCORP, INC.





May 11, 1998                                   /s/ Gerald T. Mulligan
                                               ---------------------------------
                                               Gerald T. Mulligan
                                               President and
                                               Chief Executive Officer





May 11, 1998                                   /s/ Joseph F. Casey
                                               ---------------------------------
                                               Joseph F. Casey
                                               Chief Financial Officer
                                               and Treasurer