Form 10-Q
period 1998-06-30
ANDOVER BANCORP INC
filed 1998-08-06
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1998 or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ______________

                         Commission File Number   0-16358
                                                -----------
                              ANDOVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                       04-2952665
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

61 Main Street, Andover, Massachusetts                     01810
--------------------------------------              -------------------
(Address of principal executive office)                 (Zip Code)

                                 (978) 749-2000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                 Class: Common Stock, par value $0.10 per share
               Outstanding as of August 3, 1998: 6,480,736 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES
                                ----------------

                                      Index

                         PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements                                        Page

          Consolidated Balance Sheets                                  1

          Consolidated Statements of Operations                        2

          Consolidated Statements of Changes in

            Stockholders' Equity                                       3

          Consolidated Statements of Cash Flows                      4-5

          Notes to Consolidated Financial

          Statements                                                   6

          Analysis of Net Yield on Earning Assets                      7


ITEM 2  Management's Discussion and Analysis of                     8-19
        Financial Condition and Results of Operations
          For the Quarter Ended June 30, 1998
          For the Six Months Ended June 30, 1998

ITEM 3  Qualitative and Quantitative Market Risk                     ---
          (incorporated by reference to Andover's
          Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

                PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                             20

ITEM 2  Changes in Securities                                         20

ITEM 3  Defaults upon Senior Securities                               20

ITEM 4  Submission of Matters to a Vote of Security Holders           20

ITEM 5  Other Information                                             20

ITEM 6  Exhibits and Reports on Form 8-K                              20

Signatures                                                            21

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                                JUNE 30, 1998    DECEMBER 31, 1997
                                                                -------------    -----------------
                                                                       (In thousands)

                                     ASSETS

Cash and due from banks                                          $   25,084         $   21,586
Short-term investments                                               16,300             14,150
                                                                 ----------         ----------
  Cash and cash equivalents                                          41,384             35,736
                                                                 ----------         ----------
Assets held for sale, at lower of
  cost or market                                                      5,207              5,537
Investments available for sale (amortized
   cost of $157,859 in 1998 and $137,175
   in 1997)                                                         159,586            139,054
Investments held to maturity (market value
   of $121,671 in 1998 and $130,947 in 1997)                        120,095            129,363
Loans                                                             1,029,669            978,823
Allowance for loan losses                                           (10,308)           (12,521)
                                                                 ----------         ----------
Net loans                                                         1,019,361            966,302
                                                                 ----------         ----------

Mortgage servicing assets, net                                        8,814              9,500
Other real estate owned, net                                            248                406
Premises and equipment, net                                           9,491              9,593
Accrued interest receivable                                           8,003              7,567
Stock in FHLBB, at cost                                              15,747             15,747
Net deferred income taxes receivable                                  1,419              1,832
Other assets                                                          2,987              2,108
                                                                 ----------         ----------
      Total assets                                               $1,392,342         $1,322,745
                                                                 ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

  Deposits                                                       $  971,993         $  946,982
  Securities sold under agreements
   to repurchase                                                     16,787             10,171
  Federal Home Loan Bank advances                                   277,690            248,561
  Mortgagors' escrow accounts                                         2,321              2,478
  Income taxes payable                                                4,086              2,250
  Accrued expenses and other liabilities                              5,320              5,224
                                                                 ----------         ----------
      Total liabilities                                           1,278,197          1,215,666
                                                                 ----------         ----------

Stockholders' equity:

  Serial preferred stock, $0.10 par value per share;

   3,000,000 shares authorized, none issued                             ---                ---
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized; 6,480,736 and 6,435,328
   shares issued in 1998 and 1997, respectively                         518                517
  Additional paid-in capital                                         59,983             59,619
  Retained earnings                                                  52,618             45,814
  Accumulated other comprehensive income                              1,026              1,129
                                                                 ----------         ----------
       Total stockholders' equity                                   114,145            107,079
                                                                 ----------         ----------
       Total liabilities and stockholders' equity                $1,392,342         $1,322,745
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

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                QUARTERS ENDED                        SIX MONTHS ENDED
                                                                    JUNE 30,                              JUNE 30,
                                                                    -------                               -------
                                                             1998              1997                1998               1997
                                                             ----              ----                ----               ----
                                                                  (In thousands, except per share amounts)
Interest and dividend income:
  Loans                                                  $    19,366        $    17,241        $    38,295        $    34,387
  Mortgage-backed securities                                   3,077              3,043              6,300              6,120
  Investment securities                                        1,844              1,787              3,592              3,339
  Short-term investments                                         200                212                447                402
                                                         -----------        -----------        -----------        -----------
        Total interest and dividend income                    24,487             22,283             48,634             44,248
                                                         -----------        -----------        -----------        -----------

Interest expense:
  Deposits                                                     9,898              9,501             19,767             18,269
  Federal Home Loan Bank advances                              4,011              3,218              7,880              6,873
  Securities sold under agreements to repurchase                 224                 79                313                142
                                                         -----------        -----------        -----------        -----------
        Total interest expense                                 4,133             12,798             27,960             25,284
                                                         -----------        -----------        -----------        -----------
        Net interest and dividend income                      10,354              9,485             20,674             18,964

Provision (credit) for loan losses                            (2,250)               223             (2,205)               553
                                                         -----------        -----------        -----------        -----------
        Net interest and dividend income
          after provision (credit) for loan losses            12,604              9,262             22,879             18,411
                                                         -----------        -----------        -----------        -----------

Non-interest income:
  Net gains from sales of assets held for sale
     and investments available for sale                          192                141                342                170
  Mortgage banking income, net                                   223                584                239              1,186
  Gains(losses) on real estate operations, net                   100               (228)                24               (585)
  Other income                                                   904                779              1,847              1,498
                                                         -----------        -----------        -----------        -----------
     Total non-interest income                                 1,419              1,276              2,452              2,269
                                                         -----------        -----------        -----------        -----------

Non-interest expense:
  Salaries and employee benefits                               3,146              2,987              6,243              5,874
  Office occupancy and equipment                                 752                755              1,407              1,439
  Data processing                                                493                434              1,005                859
  Marketing                                                      162                276                393                495
  Professional fees                                              202                224                429                413
  Mortgage banking expense                                       109                117                335                196
  Deposit insurance premiums                                      34                 30                 69                 59
  Other operating expense                                        805                733              1,502              1,389
                                                         -----------        -----------        -----------        -----------
     Total non-interest expense                                5,703              5,556             11,383             10,724
                                                         -----------        -----------        -----------        -----------

        Income before income tax expense                       8,320              4,982             13,948              9,956

Income tax expense                                             3,070              1,800              4,996              3,566
                                                         -----------        -----------        -----------        -----------

        Net income                                       $     5,250        $     3,182        $     8,952        $     6,390
                                                         ===========        ===========        ===========        ===========



Basic earnings per share                                 $      0.81        $      0.49        $      1.38        $      0.99
                                                         ===========        ===========        ===========        ===========


Diluted earnings per share                               $      0.78        $      0.48        $      1.34        $      0.97
                                                         ===========        ===========        ===========        ===========


Weighted average shares outstanding - basic                6,477,526          6,434,669          6,470,551          6,428,676
Dilutive impact of stock options                             227,062            173,737            222,123            174,030
                                                         -----------        -----------        -----------        -----------
Weighted average shares outstanding - diluted              6,704,588          6,608,406          6,692,674          6,602,706



   The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Year Ended
      ---------------------------------------------------------------------
              December 31, 1997 and Six Months Ended June 30, 1998
                                   (Unaudited)

                                                                                                  ACCUMULATED         TOTAL
                                                  ADDITIONAL                                         OTHER            STOCK-
                                     COMMON        PAID-IN         RETAINED         TREASURY     COMPREHENSIVE       HOLDERS
                                     STOCK         CAPITAL         EARNINGS          STOCK          INCOME            EQUITY
                                     -----         -------         --------          -----          ------            ------
                                                                        (In thousands)
Balance at December 31, 1996          $515         $59,222         $ 36,109          $(301)         $   301          $  95,846

Comprehensive income:
   Net income                          ---             ---           13,206            ---              ---             13,206
   Other comprehensive income          ---             ---              ---            ---              828                828
                                      ----         -------         --------          -----          -------          ---------
Total comprehensive income             ---              --           13,206            ---              828             14,034
Dividends declared and
    paid ($0.54 per share)             ---             ---           (3,501)           ---              ---             (3,501)
Stock options exercised                  2             397              ---            301              ---                700
                                      ----         -------         --------          -----          -------          ---------
 Balance at December 31, 1997          517          59,619           45,814            ---            1,129            107,079

Comprehensive income:
  Net income                           ---             ---            8,952            ---              ---              8,952
  Other comprehensive income           ---             ---              ---            ---             (103)              (103)
                                      ----         -------         --------          -----          -------          ---------
Total comprehensive income             ---             ---            8,952            ---             (103)             8,849
Dividends declared and
    paid ($0.33 per share)             ---             ---           (2,148)           ---              ---             (2,148)
Stock options exercised                  1             364              ---            ---                                 365
                                      ----         -------         --------          -----          -------          ---------

Balance at June 30, 1998              $518         $59,983         $ 52,618          $ ---          $ 1,026          $ 114,145
                                      ====         =======         ========          =====          =======          =========




   The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                SIX MONTHS ENDED,
                                                                                    JUNE 30,
                                                                                    --------
                                                                          1998                   1997
                                                                          ----                   ----
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   8,952          $   6,390
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision (credit) for loan losses                                       (2,205)               553
   Net (gains) losses on sales and provisions
     for other real estate owned                                              (141)               169
   Net gains from sales of investments
     available for sale                                                        (17)               (87)
   Net gains from sales of assets held for sale                               (325)               (83)
   Depreciation and amortization                                               660                719
   Amortization of fees, discounts and premiums, net                           235                237
   Deferred income taxes                                                       462                 84
   (Increase) decrease in:
     Assets held for sale                                                      655                161
     Accrued interest receivable                                              (436)              (550)
     Mortgage servicing assets                                               1,182                637
     Other assets                                                             (879)               358
   Increase (decrease) in:
     Mortgagors' escrow accounts                                              (157)                31
     Accrued income taxes payable                                            1,836               (439)
     Accrued expenses and other liabilities                                     96             (1,116)
                                                                         ---------          ---------
      Net cash provided by operating activities                              9,918              7,064
                                                                         ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                             (37,543)           (50,979)
     Proceeds from sales                                                     3,017              8,087
     Proceeds from maturities and redemptions                                1,500              2,000
     Principal repayments                                                   12,174              3,570
   Investment and mortgage-backed securities held to maturity:
     Purchases                                                             (10,041)               ---
     Proceeds from maturities and redemptions                                  ---              2,000
     Principal repayments                                                   19,237              9,897
   Purchases of whole loans                                                (13,873)            (2,310)
   Purchases of mortgage servicing rights                                     (496)            (2,600)
   Net increase in loans                                                   (37,463)           (18,464)
   Capital expenditures on premises and equipment, net                        (558)              (478)
   Proceeds from sales of other real estate owned                              803              1,668
   Capital expenditures on other real estate owned                             ---                (54)
                                                                         ---------          ---------
       Net cash used by investing activities                               (63,243)           (47,663)
                                                                         ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                 25,011             95,880
   Net increase in securities sold
     under agreements to repurchase                                          6,616              3,579
   Proceeds from issuance of FHLB advances                                 192,700            130,000
   Principal repayments of FHLB advances                                  (163,571)          (186,788)
   Dividends paid                                                           (2,148)            (1,647)
   Stock options exercised                                                     365                243
                                                                         ---------          ---------
       Net cash provided by financing activities                            58,973             41,267
                                                                         ---------          ---------
Net increase in cash and cash equivalents                                    5,648                668
Cash and cash equivalents, at beginning of period                           35,736             46,089
                                                                         ---------          ---------
Cash and cash equivalents, at end of period                              $  41,384          $  46,757
                                                                         =========          =========

                                                          continued on next page

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                -------------------------------------------------
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED,
                                                                                              JUNE 30,
                                                                                              --------
                                                                                         1998           1997
                                                                                         ----           ----
                                                                                           (In thousands)
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                                      $26,856         $25,559
         Income taxes                                                                    1,547           3,829
    Cash received during the period for:
         Income taxes                                                                       82             ---
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale or investments available for sale                       25,133          11,028
    Transfer of loans to other real estate owned                                           504           1,525


   The accompanying notes are an integral part of the consolidated financial statements

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

2)   COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME
     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The following table shows the components of other comprehensive income for the year ended December 31, 1997 and six months ended June 30, 1998.

                                                Before-tax       Tax        Net-of
                                                  Amount       Expense    Tax Amount

Balance at December 31, 1996                     $   502       $(201)      $   301

Increase in unrealized gains on investments
  available for sale for year ended
  December 31, 1997                                1,377        (549)          828
                                                 -------       -----       -------

Balance at December 31, 1997                       1,879        (750)        1,129

Decrease in unrealized gains on investments
  available for sale for the six months
  ended June 30, 1998                               (153)         50          (103)
                                                 -------       -----       -------

Balance at June 30, 1998                         $ 1,726       $(700)      $ 1,026
                                                 =======       =====       =======


3)   STOCK SPLIT

     The per share data for the first six months of 1997 was restated to reflect a 5 for 4 stock split distributed on May 18, 1998. The effect of this stock split on the Company's diluted earnings per share and dividends per share for the second quarter and year-to-date results of 1997 is presented below:

                                                       As Reported   As Restated
                                                       -----------   -----------

Net income per share - quarter ended 6/30/97              $0.60         $0.48
Dividends declared per share - quarter ended 6/30/97      $0.17         $0.14

Net income per share - year-to-date 6/30/97               $1.21         $0.97
Dividends declared per share - year-to-date 6/30/97       $0.32         $0.26


                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           NET YIELD ON EARNING ASSETS
                           ---------------------------
                                   (Unaudited)

                                                                                 QUARTERS ENDED JUNE 30,
                                                                    1998                                       1997
                                                   -------------------------------------     -------------------------------------
                                                                    INTEREST     AVERAGE                      INTEREST    AVERAGE
                                                      AVERAGE       EARNED/      YIELD/        AVERAGE        EARNED/     YIELD/
                                                      BALANCE       PAID         RATE(3)       BALANCE        PAID        RATE(3)
                                                      -------       ----         ------        -------        ----        ------
ASSETS
Interest-earning assets:
  Short-term investments                            $   14,705      $   200       5.46%       $   15,710      $   212      5.41%
  Investment securities (1)                            111,485        1,844       6.63           106,520        1,787      6.73
  Mortgage-backed securities (1)                       187,625        3,077       6.58           176,849        3,043      6.90
                                                    ----------      -------                   ----------      -------
   Total investments                                   313,815        5,121       6.55           299,079        5,042      6.76
                                                    ----------      -------                   ----------      -------
  Residential loans (1) (2)                            752,995       13,313       7.09           631,865       11,520      7.31
  Commercial loans (2)                                 142,310        3,146       8.87           131,627        2,934      8.94
  Construction and land loans                           36,728          945      10.32            35,647          918     10.33
                                                    ----------      -------                   ----------      -------
  Total real estate loans                              932,033       17,404       7.49           799,139       15,372      7.72
  Consumer loans (2)                                    66,262        1,398       8.46            64,333        1,322      8.24
  Commercial loans (2)                                  23,301          564       9.71            22,460          547      9.77
                                                    ----------      -------                   ----------      -------
   Total loans                                       1,021,596       19,366       7.60           885,932       17,241      7.81
                                                    ----------      -------                   ----------      -------
   Total interest-earning assets                     1,335,411       24,487       7.35%        1,185,011       22,283      7.54%
                                                                    -------                                   -------

Allowance for loan losses                              (12,634)                                  (12,398)
Other real estate owned                                    249                                     1,774
Other assets                                            54,591                                    57,759
                                                    ----------                                ----------
   Total assets                                     $1,377,617                                $1,232,146
                                                    ==========                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                      $   86,564      $   210       0.97%       $   72,812      $   181      1.00%
  Regular savings accounts                             169,498        1,565       3.70           116,968          935      3.21
  Money market deposit accounts                        100,987          709       2.82           112,248          819      2.93
  Certificates of deposit                              516,109        7,414       5.76           523,370        7,566      5.80
                                                    ----------      -------                   ----------      -------
   Total interest-bearing deposits                     873,158        9,898       4.55           825,398        9,501      4.62
                                                    ----------      -------                   ----------      -------

Borrowed funds:
  Reverse repurchase agreements                         17,066          224       5.26             6,649           79      4.77
  Federal Home Loan Bank advances                      280,331        4,011       5.74           221,459        3,218      5.83
                                                    ----------      -------                   ----------      -------
   Total borrowed funds                                297,397        4,235       5.71           228,108        3,297      5.80
                                                    ----------      -------                   ----------      -------
   Total interest-bearing liabilities                1,170,555       14,133       4.84%        1,053,506       12,798      4.87%
                                                                    -------                                   -------

Demand deposits                                         87,771                                    69,274
Other liabilities                                        9,932                                    10,766
                                                    ----------                                ----------
   Total liabilities                                 1,268,258                                 1,133,546
Stockholders' equity                                   109,359                                    98,600
                                                    ----------                                ----------
   Total liabilities and stock-
      holders' equity                               $1,377,617                                $1,232,146
                                                    ==========                                ==========

Net interest income                                                 $10,354                                   $ 9,485
                                                                    =======                                   =======
Interest rate spread                                                              2.51%                                    2.67%
                                                                                 =====                                    =====
Net yield on earning assets                                                       3.11%                                    3.21%
                                                                                 =====                                    =====

                                                               SIX MONTHS ENDED JUNE 30,
                                                                      1998                                   1997
                                                   ------------------------------------   ----------------------------------
                                                                    INTEREST  AVERAGE                      INTEREST   AVERAGE
                                                      AVERAGE       EARNED/   YIELD/          AVERAGE      EARNED/    YIELD/
                                                      BALANCE       PAID      RATE(3)         BALANCE      PAID       RATE(3)
                                                      -------       ----      ------          -------      ----       ------
ASSETS
Interest-earning assets:
  Short-term investments                            $   16,364      $   447    5.51%        $   14,933     $    402    5.43%
  Investment securities (1)                            108,090        3,592    6.70            100,060        3,339    6.73
  Mortgage-backed securities (1)                       190,017        6,300    6.69            178,760        6,120    6.90
                                                    ----------      -------                 ----------      -------
   Total investments                                  314,471        10,339    6.63            293,753        9,861    6.77
                                                    ----------      -------                 ----------      -------
  Residential loans (1) (2)                            741,424       26,298    7.15            629,603       23,199    7.43
  Commercial loans (2)                                 142,217        6,313    8.95            133,390        5,929    8.96
  Construction and land loans                          35,264         1,796   10.27             35,011        1,724    9.93
                                                    ----------      -------                 ----------      -------
  Total real estate loans                              918,905       34,407    7.55            798,004       30,852    7.80
  Consumer loans (2)                                    66,781        2,848    8.60             62,577        2,551    8.22
  Commercial loans (2)                                  21,706        1,040    9.66             20,712          984    9.58
                                                    ----------      -------                 ----------      -------
   Total loans                                       1,007,392       38,295    7.67            881,293       34,387    7.87
                                                    ----------      -------                 ----------      -------
   Total interest-earning assets                     1,321,863       48,634    7.42%         1,175,046       44,248    7.59%
                                                                    -------                                 -------

Allowance for loan losses                              (12,712)                                (12,331)
Other real estate owned                                    331                                   1,713
Other assets                                            52,304                                  56,086
                                                    ----------                              ----------
   Total assets                                     $1,361,786                              $1,220,514
                                                    ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                      $   83,970      $   410    0.98%        $   69,839     $    350    1.01%
  Regular savings accounts                             161,743        2,934    3.66            110,510        1,743    3.18
  Money market deposit accounts                        103,760        1,479    2.87            114,712        1,690    2.97
  Certificates of deposit                              519,922       14,944    5.80            506,031       14,486    5.77
                                                    ----------      -------                 ----------       ------
   Total interest-bearing deposits                     869,395       19,767    4.58            801,092       18,269    4.60
                                                    ----------      -------                 ----------      -------

Borrowed funds:
  Reverse repurchase agreements                         12,180          313    5.18              6,161          142    4.65
  Federal Home Loan Bank advances                      277,129        7,880    5.73            239,601        6,873    5.78
                                                    ----------      -------                 ----------      -------
   Total borrowed funds                                289,309        8,193    5.71            245,762        7,015    5.76
                                                    ----------      -------                 ----------      -------
   Total interest-bearing liabilities                                27,960    4.87%         1,046,854       25,284    4.87%
                                                                    -------                                 -------

Demand deposits                                         85,717                                  65,781
Other liabilities                                        9,766                                  10,564
                                                    ----------                              ----------
   Total liabilities                                 1,254,187                               1,123,199
Stockholders' equity                                   107,599                                  97,315
                                                    ----------                              ----------
   Total liabilities and stock-
      holders' equity                               $1,361,786                              $1,220,514
                                                    ==========                              ==========

Net interest income                                                 $20,674                                 $18,964
                                                                    =======                                 =======
Interest rate spread                                                           2.55%                                   2.72%
                                                                              =====                                    ====
Net yield on earning assets                                                    3.15%                                   3.25%
                                                                              =====                                    =====


(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield has been calculated using interest income divided by the average balance of the amortized historical cost.
(2) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average amounts outstanding.
(3) The "Average Yield/Rate" calculation is based on an annualized basis reflecting 91 days in the second quarter of both years and 181 days in the year-to-date period of 1998 and 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1998
                       -----------------------------------

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

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $5.3 million, or $0.78 per diluted share, for the quarter ended June 30 1998 as compared to net income of $3.2 million, or $0.48 per diluted share, in the corresponding quarter of 1997. The current quarter results include an increase in net interest income and a credit for loan losses totalling $2.3 million. Andover's annualized return on average assets increased to 1.53% for the second quarter of 1998 compared to 1.04% in the second quarter of 1997. The annualized return on average stockholders' equity increased to 19.26% in the second quarter of 1998 from 12.94% in the second quarter of 1997.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $10.4 million for the second quarter of 1998 as compared to $9.5 million for the same period in 1997. This increase resulted from a 13% increase in total interest-earning assets, primarily due to higher loan growth resulting from increased loan originations. The 10 basis point decline in the net yield on earning assets to 3.11% for the second quarter of 1998, compared to 3.21% in 1997, was due primarily to a 22 basis point decline in the yields on the residential real estate and investment portfolios. The decline in the yield on earning assets for 1998 reflects the decline in the long-term market interest rates during the latter part of 1997 and the first half of 1998. This market interest rate decline has resulted in the originations of the current year to be at rates lower than the average yield earned on the loan portfolio for all of 1997. In addition, there has been competitive pressure on the pricing of loans and deposits, causing the margin to contract. It is expected that the competitive pressure for quality loans and retail deposits will continue to result in a tighter spread between asset yields and the cost of funds.

PROVISION (CREDIT) FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to the statement of operations. The allowance is reduced by a credit for loan losses as well as loan charge-offs. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's estimation of the amount required to meet probable loan losses in light of several factors. Among the factors that management considers are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of nonaccruing loans in the various categories, current economic conditions, trends in delinquencies, actual charge-off experience, and the collateral values of the underlying security. Because the allowance for loan losses is based on various estimates, and includes a high degree of judgment by management, subsequent changes in the general economic prospects of the borrowers may require changes in those estimates. In addition, regulatory agencies, as an integral part of the examination process, review the Banks' allowance and may require the Banks to provide additions to the allowance based on their assessment, which may differ from management's assessment.

As a result of the improvement in loan quality, as well as management's assessment of changes in trends, conditions and other relevant factors, a credit for loan losses of $2.3 million was recorded during the second quarter of 1998 versus a provision of $223,000 in the comparable period in 1997. Nonaccruing loans declined over 23% during the second quarter and almost 36% since year-end 1997. Total overdue loans have declined over several quarters and decreased by 26% from year-end 1997. Net charge-offs totalled $35,000 for the second quarter of 1998 and $8,000 for the six months ended June 30, 1998. These modest amounts compare favorably to the $66,000 and $251,000 recorded for the respective periods in 1997. These factors, among others, reflect the continued improvement in loan quality and led to the credit for loan losses taken for the second quarter. After the credit for loan losses, the reserve coverage as a percentage of nonaccruing loans totalled 205% as of June 30, 1998, as compared to 194% and 160%, for the periods ending March 31, 1998 and December 31, 1997.

The improvement in loan quality noted above started to become evident at the end of the first quarter of 1998; however, management determined that it was prudent to postpone recognition of a credit for loan losses until it could assess whether a trend had developed. In addition, management considered that the winter months have historically had a negative impact on the investor-owned, multi-family properties, causing higher delinquencies during those time periods. The decline in the delinquencies and nonaccruing loans was notable starting in March of 1998, which, when combined with the lowest level of quarterly additions to non-performing assets during the second quarter of 1998, contributed to management's assessment of the appropriateness of the allowance for loan losses as of June 30, 1998. Management also believes that the allowance for loan losses will be adequate to absorb probable credit losses inherent in the loan and lease portfolio.

NON-INTEREST INCOME. Net gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $192,000 in the second quarter of 1998 as compared to $141,000 in the second quarter of 1997.

Mortgage banking income totalled $223,000 in the second quarter of 1998 versus $584,000 in the comparable quarter in 1997 due to a decrease in the Company's servicing portfolio as well as increased amortization and provisions for the valuation allowance on the mortgage servicing assets. Amortization expense totalled $363,000 and $348,000, respectively, for the quarters ended June 30, 1998 and 1997. In addition, the Company incurred provisions for the valuation allowance of $120,000 in the second quarter of 1998 due to the high prepayments experienced and expected to be experienced in the serviced loan portfolio. In this low interest rate environment, loans repay faster than expected, thereby causing the fair value of the mortgage servicing assets to decline. If interest rates continue to remain at low levels, it is possible that additional provisions for the valuation allowance may be necessary. The mortgage servicing assets are assessed for impairment on a quarterly basis. Loans serviced for investors totalled $879.2 million and $1,038.8 million, respectively, at June 30, 1998 and 1997.

Gains of $100,000 on real estate operations were recognized in the second quarter of 1998 as compared to losses of $228,000 in the second quarter of 1997. The gain on real estate operations in the second quarter of 1998 resulted primarily from a negative provision for the valuation allowance in the amount of $107,000. A significant portion of the losses on real estate operations during the second quarter of 1997 was operating costs associated with acquiring, maintaining and disposing of other real estate owned and totalled $194,000, while provisions for losses on other real estate owned added another $75,000 to the loss on real estate operations.

Other income totalled $904,000 in the second quarter of 1998 as compared to $779,000 in the second quarter of 1997 due to higher loan fee and deposit fee income. These increases reflect the increase in both the loan and deposit portfolios as well as fees associated with the increased loan payoffs.

NON-INTEREST EXPENSE. Non-interest expenses increased by $147,000, or 2.6%, to $5.7 million in the second quarter of 1998 from $5.6 million in the second quarter of 1997. However, the efficiency ratio (a ratio that measures operating expenses as a percentage of operating income) declined from 51.2% in the second quarter of 1997 to 49.7% in the comparable period of 1998.

Salaries and employee benefits, the largest component of non-interest expense, increased $159,000, or 5.3%, from $3.0 million for the second quarter of 1997 to $3.1 million in the current year's corresponding quarter. This increase was primarily due to an increase in the number of employees and salary increases as well as higher benefits due to a larger employee base.

Data processing expenses increased $59,000, or 13.6%, to $493,000 in the second quarter of 1998 from $434,000 in the second quarter of 1997. This was due to an increase in the number of loans and deposits serviced by the Company. In addition, the costs incurred by the Company to conduct business via alternative delivery systems, such as the telephone or personal computer, continue to increase.

Marketing expenses decreased to $162,000 for the quarter ended June 30, 1998 from $276,000 for the second quarter of 1997 due to a decline in discretionary promotions of residential loans and deposits.

Professional fees decreased $22,000 to $202,000 in the second quarter of 1998 from $224,000 in the second quarter of 1997 due to decreased corporate legal and consulting expenses.

Office occupancy and equipment, mortgage banking expense and deposit insurance premiums remained the same for the second quarter of 1998 as compared to the corresponding period in 1997.

Other operating expenses increased to $805,000 in the second quarter of 1998 from $733,000 in the second quarter of 1997 due to expenses incurred in operating a larger institution. These expenses include corporate insurance, telephone expenses and postage expenses.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $3.1 million and $1.8 million on its financial statement earnings for the second quarters of 1998 and 1997, respectively. The effective tax rate for the second quarter of 1998 was 36.9%, as compared to 36.1% for the corresponding period in 1997.

FINANCIAL CONDITION

Total assets increased 5.26% from $1,322.7 million at December 31, 1997 to $1,392.3 million at June 30, 1998. Increases in both the loan and investment portfolios were funded by the growth experienced in the deposit balances and FHLB advances during the first half of 1998.

LOANS. The following table shows the composition of the Company's loan portfolio at June 30, 1998 and December 31, 1997. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                   6/30/98         12/31/97
                                   -------         --------
                                      (In thousands)

Real estate loans:
  Residential                    $  748,783      $715,503
  Commercial                        142,896       142,617
  Construction and land              39,353        31,499
                                 ----------      --------
    Total real estate loans         931,032       889,619
                                 ----------      --------
Consumer loans                       66,199        68,204
Commercial loans                     32,438        21,000
                                 ----------      --------
    Total loans                  $1,029,669      $978,823
                                 ==========      ========

Total loans increased $50.8 million during the first six months of 1998 to $1,029.7 million at June 30, 1998 primarily due to increases in the real estate portfolio. The increase in the residential loan portfolio was aided by the favorable interest rate environment causing both a strong home purchase and heavy mortgage refinance markets.

Originations of all loan types are sensitive to the interest rate environment, the capacity for borrowing and real estate values, current and anticipated economic conditions as well as the competitive landscape. Due to the extremely favorable interest rates in the latter part of 1997 and the first half of 1998, residential loan originations increased over 140% from the first half of 1997 to the corresponding period of 1998. Residential loan balances increased only $33.3 million due to the securitization of certain fixed-rate loans, regular amortization and increased repayments due to the strong refinance activity. Residential loan originations totalled $117.5 million and $83.7 million, respectively, for the six months ended June 30, 1998 and 1997.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans, increased $19.6 million during the first six months of 1998. Originations of corporate loans reflect the Company's increased interest for this type of loan, higher real estate values and the formation of the leasing subsidiary at the end of 1997. Corporate loan originations totalled $65.3 million and $38.4 million, respectively, for the six months ended June 30, 1998 and 1997.

Consumer loan balances decreased by approximately 2.9% on an annualized basis, to $66.2 million at June 30, 1998, primarily due to payoffs of home equity balances and second mortgage loans.

RISK ELEMENTS. The following table shows the composition of non-performing assets at June 30, 1998 and December 31, 1997:


                                      6/30/98     12/31/97
                                      -------     --------
                                     (Dollars in thousands)

Nonaccruing loans                     $5,028       $7,849
Other real estate owned                  248          406
                                      ------       ------
    Total non-performing assets       $5,276       $8,255
                                      ======       ======

Total non-performing assets as a
 percentage of total assets              0.4%         0.6%

Significant progress has been made over the past several years in reducing total non-performing assets. This success has continued as total non-performing assets decreased 36.1% in the first six months of 1998 primarily due to nonaccruing loans returning to performing status or being paid off altogether.

A significant portion of the non-performing assets are secured by mixed-use commercial and multi-family real estate located in Lawrence, Massachusetts. This city had been especially hard hit with declines in real estate values due to increased vacancies and rapid turnover in the multi-family investor-owned properties. These multi-family investor-owned properties represent the majority of the Bank's collateral on troubled loans and other real estate owned in Lawrence. Continued deterioration in this market area will adversely impact the collectibility of residential and commercial real estate loans and may result in an increase in non-performing assets. At June 30, 1998, approximately $2.1 million, or 41.5%, of nonaccrual loans were secured by properties located in Lawrence, consisting primarily of mixed-use commercial and multi-family properties, as compared to approximately $3.4 million at December 31, 1997.

At June 30, 1998, total impaired loans were $4.5 million, of which $1.1 million had related allowances of $111,000 and $3.4 million which did not require a related allowance. During the six months ended June 30, 1998, the average recorded value of impaired loans was $5.2 million.

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

The following table shows the composition of nonaccruing loans at June 30, 1998 and December 31, 1997:

                                      6/30/98       12/31/97
                                      -------       --------
                                      (Dollars in thousands)

Residential real estate               $ 1,299       $ 2,436
Commercial real estate                  3,358         4,866
Commercial                                348           513
Consumer                                   23            34
                                      -------       -------
  Total nonaccrual loans              $ 5,028       $ 7,849
                                      =======       =======

Allowance for loan losses             $10,308       $12,521
                                      =======       =======

Allowance for loan losses as a
 percentage of nonaccruing loans        205.0%        159.5%
Allowance for loan losses as a
 percentage of total loans                1.0%          1.3%

Restructured Loans. A restructured loan is one for which the Bank has modified the loan to provide a temporary reduction in the rate of interest or terms due to the deterioration in the financial position of the borrower. Restructured loans are classified as such until the obligation has performed for a reasonable period of time at a market rate of interest and its ultimate collectibility is no longer in doubt. At June 30, 1998 and December 31, 1997, restructured loans totalled $1.3 million and $1.4 million, respectively. The weighted average interest rate on restructured loans as of June 30, 1998 was approximately 6.2%.

Other Real Estate Owned. Other real estate owned is recorded at the lower of the carrying value of the loan or the net fair value of the property. Operating expenses and any provisions (credits) to increase (decrease) the valuation allowance are charged to real estate operations. The Company recorded gains on real estate operations due to a credit taken to reduce the valuation allowance in the amount of $107,000 during the second quarter of 1998. Other real estate owned totalled $248,000 as of June 30, 1998, for a decline of 39% since year-end 1997. The balance outstanding as of the end of the quarter is net of a $41,000 valuation allowance and is comprised mostly of single family residential properties. During the first six months of 1998, sales of other real estate owned totalled $803,000 and generated gains of $34,000. During the comparable period in 1997, gains of $31,000 were recognized on sales of $1.7 million.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters and six months ended June 30, 1998 and 1997:

                                             Quarters Ended                 Six Months Ended
                                                June 30,                         June 30,
                                                --------                         --------
                                          1998            1997             1998            1997
                                          ----            ----             ----            ----
                                                             (Dollars in thousands)
Balance at beginning of period          $ 12,593        $ 12,374        $ 12,521        $ 12,229
Provision (credit) for loan losses        (2,250)            223          (2,205)            553

Charge-offs:
 Residential real estate                     (27)           (150)           (177)           (452)
 Commercial real estate                     (273)           (228)           (536)           (480)
 Construction and land                       ---             ---             ---             ---
 Commercial                                  ---             ---             ---             (55)
 Consumer                                     (4)             (1)             (6)            (21)
                                        --------        --------        --------        --------
  Total charge-offs                         (304)           (379)           (719)         (1,008)
                                        --------        --------        --------        --------

Recoveries:
 Residential real estate                      32             ---              35             ---
 Commercial real estate                       86              14             274             103
 Construction and land                        40              80             235             167
 Commercial                                  105             215             153             479
 Consumer                                      6               4              14               8
                                        --------        --------        --------        --------
  Total recoveries                           269             313             711             757
                                        --------        --------        --------        --------

Net charge-offs                              (35)            (66)             (8)           (251)
                                        --------        --------        --------        --------

Balance at end of period                $ 10,308        $ 12,531        $ 10,308        $ 12,531
                                        ========        ========        ========        ========

Ratio of annualized net
  charge-offs to average
  loans outstanding                         0.01%           0.03%           0.00%           0.06%

Gross charge-offs totalled $304,000 during the second quarter of 1998 and were spread out among 15 loans. The largest charge-off during the quarter was $80,000. Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses."

INVESTMENTS. As of June 30, 1998, the Company's total investment portfolio amounted to $296.0 million for an increase of $13.4 million from December 31, 1997. This increase was primarily due to the purchase of $47.6 million in investments, both available for sale and held to maturity. These purchases were mostly GNMA mortgage-backed securities and other corporate bonds and obligations.

Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of purchases, sales and reinvestment, if any, will be based on various factors including expectation of movements in market interest rates and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base through loan originations, loan purchases or investment acquisitions while funding this growth through a mix of retail deposits, FHLB advances and reverse repurchase agreements.

The following table presents the composition and carrying values of the investment portfolio at June 30, 1998 and December 31, 1997:

                                                        6/30/98      12/31/97
                                                        -------      --------
                                                            (In thousands)

SHORT-TERM INVESTMENTS                                 $ 16,300      $ 14,150
                                                       ========      ========

INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
U.S. government and federal agency obligations         $ 52,710      $ 55,777
Other bonds and obligations                              26,331        14,573
                                                       --------      --------
   Total bonds and obligations                           79,041        70,350
                                                       --------      --------

GNMA mortgage-backed securities                          44,885        27,793
FHLMC participation certificates                         32,234        36,805
FNMA pass-through certificates                            3,426         4,106
                                                       --------      --------
   Total mortgage-backed securities                      80,545        68,704
                                                       --------      --------
   Total investments available for sale                $159,586      $139,054
                                                       ========      ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations         $ 15,992      $ 10,001
Other bonds and obligations                               7,069         7,106
                                                       --------      --------
   Total bonds and obligations                           23,061        17,107
                                                       --------      --------

FHLMC participation certificates                         37,635        49,217
FNMA pass-through certificates                           41,609        48,835
GNMA mortgage-backed securities                           3,059         3,383
Collateralized mortgage obligations                      14,064        10,021
Other asset-backed securities                               667           800
                                                       --------      --------
   Total mortgage-backed securities                      97,034       112,256
                                                       --------      --------
   Total investments held to maturity                  $120,095      $129,363
                                                       ========      ========

   Total investments                                   $295,981      $282,567
                                                       ========      ========

The following table shows the gross unrealized gains and losses by major categories of securities as of June 30, 1998:

                                                  Unrealized  Unrealized
                                                     Gains      Losses
                                                     -----      ------
                                                          (In thousands)

INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations      $  834      $ ---
Other bonds and obligations                            269        ---
Mortgage-backed securities                             718        (94)
                                                    ------      -----
    Total investments available for sale            $1,821      $ (94)
                                                    ------      -----

INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations      $   91      $ ---
Other bonds and obligations                             72        ---
Mortgage-backed securities                           1,504        (91)
                                                    ------      -----
    Total investments held to maturity               1,667        (91)
                                                    ------      -----
    Total unrealized gains and losses               $3,488      $(185)
                                                    ======      =====

At June 30, 1998, the Company's net unrealized gain on investments available for sale amounted to $1.7 million, a fair value decline of $152,000 from an unrealized gain of $1.9 million at December 31, 1997. At June 30, 1998, the Company's net unrealized gain on investments held to maturity totalled $1.6 million, for a modest decline of $8,000 from an unrealized gain of $1.6 million at December 31, 1997. The changes in the net unrealized gains on the total investment portfolio from year-end 1997 were primarily due to a slight upturn in market interest rates at the end of the second quarter of 1998.


DEPOSITS AND BORROWED FUNDS. Total deposits increased $25.0 million to $972.0 million at June 30, 1998 from $947.0 million at December 31, 1997. This increase was most pronounced in regular savings accounts while demand deposit and NOW accounts increased $9.0 million and $8.2 million, respectively, for the first six months of 1998. Offsetting these increases, however, were declines of $12.5 million in certificates of deposit and $10.4 million in money market accounts during the first six months of 1998. The increase of $30.8 million in regular savings accounts reflects the shift from term deposits or limited access accounts into accounts that can be accessed at any time, without penalty. In addition, the Banks have continued to offer a premium interest rate savings product for accounts with balances in excess of $50,000.

The following table shows the composition of the Company's deposits at June 30, 1998 and December 31, 1997:

                                    6/30/98      12/31/97
                                   --------      --------
                                        (In thousands)

Demand deposit accounts            $ 88,466      $ 79,501
Regular savings accounts            176,823       146,041
NOW accounts                         94,069        85,917
Money market deposit accounts        97,488       107,919
Certificates of deposit             515,147       527,604
                                   --------      --------

     Total deposits                $971,993      $946,982
                                   ========      ========

In order to fund the growth in total assets, the Banks augmented their growth in deposits with increased borrowings. Federal Home Loan Bank advances increased $29.1 million from December 31, 1997 to $277.7 million at June 30, 1998. Securities sold under agreements to repurchase increased $6.6 million during the quarter to $16.8 million at June 30, 1998.

LIQUIDITY. Liquidity refers to the ability of the Company to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from its bank subsidiaries. ABNH will be limited in its ability to pay dividends until the fourth quarter of 1998. In the second quarter of 1998, the Company paid dividends to its stockholders in the amount of $1.2 million. In July, 1998, the Company declared a dividend in the amount of $1.2 million, payable in the third quarter of 1998.

The Banks have a diverse base of funding sources including customer deposits, borrowed funds, repayments and amortization of the loan and investment portfolios. A portion of the Banks' deposits represent core deposits, which management believes are relatively insensitive to fluctuations in interest rates. Sources of borrowed funds include funds purchased from other banks, customer repurchase agreements, the sale of securities under repurchase agreements and, in the case of the Bank, borrowings from the FHLB, of which the Bank is a voluntary member. The Banks may also obtain funds from the Federal Reserve Bank of Boston by pledging certain assets.

Cash flows provided by operations increased $2.9 million to $9.9 million in the first six months of 1998, as compared to $7.1 million in the corresponding period of 1997 due primarily to the credit for loan losses taken in the second quarter of 1998. Cash flows used by investing activities increased by $15.6 million to $63.2 million for the six months ended June 30, 1998, as compared to $47.7 million during the equivalent period last year. This increase was mainly attributable to higher loan originations and loan purchases. Cash flows provided by financing activities increased $17.7 million for the six months ended June 30, 1998 to $59.0 million, as compared to $41.3 million in the equivalent period in 1997 due to the increase in the FHLB advances during 1998, offset by a smaller increase in deposits over 1997's amounts.

At June 30, 1998, the Company had home equity, reserve credit and commercial unadvanced lines of credit totalling $93.4 million. Outstanding commitments to originate loans totalled $44.2 million. Unadvanced portions of construction and land loans amounted to $22.3 million. Standby letters of credit were $2.4 million. Loans sold with recourse totalled $2.2 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current Tier 1 leverage capital and risk-based capital requirements as of June 30, 1998:


                      Leverage Capital Ratio  Risk-Based Capital Ratio
                      ----------------------  ------------------------
                            Tier 1               Tier 1      Total
                            ------               ------      -----

Andover Bancorp, Inc.        8.2%                 13.9%      15.1%
Andover Bank                 8.0%                 13.6%      14.8%
Andover Bank NH              8.9%                 14.3%      15.1%

Current minimum regulatory requirements for the Bank and the Company as of June 30, 1998 were 4.0% for the Tier 1 leverage capital ratio and 4.0% and 8.0%, respectively, for the Tier 1 and total risk-based capital ratios. As a de novo bank, Andover Bank NH is obligated to maintain a minimum Tier 1 leverage capital ratio of 8% until September 30, 1998. As of June 30, 1998, the most recent notification from the FDIC categorized the Banks as well capitalized under the prompt corrective action provisions. Therefore, the Banks are entitled to pay the lowest deposit premium possible.

YEAR 2000 UPDATE. The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems for Year 2000 modifications. Included in other noninterest expenses are charges incurred in connection with the modification or replacement of software and hardware in order for the Company's computer systems to properly conform with the Year 2000 compliance. The expenses incurred and hardware capitalized totalled approximately $80,000 for the first six months of 1998. The Company expects that the majority of the costs that will be incurred (as disclosed below) will be to replace or upgrade existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policy while miscellaneous consulting, maintenance and modification costs will be expensed as incurred.

The Company has completed its assessment of Year 2000 issues, developed a plan, begun testing its various software information systems and arranged for the required resources to complete its necessary remediation efforts. The Company plans to complete the changes and testing on the critical information systems for the Year 2000 project by December 31, 1998. Testing of the Company's non-critical applications will continue into 1999 and will be completed prior to any anticipated impact on its operating systems. The total remaining cost of the Year 2000 project is estimated at $250,000 to $400,000; however, it is not anticipated that material incremental costs will be incurred in any single period.

The cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. Since the Company outsources all of its major date processing systems, it is working closely with all of its vendors and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no guarantee that the systems of other companies or third party vendors on which the Company's systems rely will be timely remediated. Therefore, the Company could possibly be negatively impacted to the extent other entities not affiliated with the Company are unsuccessful in properly addressing their respective Year 2000 compliance responsibilities.

RECENT ACCOUNTING DEVELOPMENTS. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes new accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early application is encouraged but restatement of prior periods is prohibited. SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                     --------------------------------------

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

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $9.0 million, $1.34 per diluted share, for the six months ended June 30, 1998, compared to net income of $6.4 million, $0.97 per diluted share, in the corresponding period of 1997.

The financial performance in the first six months of 1998 was positively impacted by an increase in net interest income and a credit for loan losses. This combination led to an increase in Andover's annualized return on average assets to 1.33% for the first six months of 1998 as compared to 1.06% in the comparable period of 1997. The annualized return on average stockholders' equity increased to 16.78% in the first six months of 1998 from 13.24% in the comparable period of 1997.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $20.7 million for the first six months of 1998, as compared to $19.0 million for the same period in 1997, an increase of 9.0%. The 10 basis point decline in the net yield on earning assets to 3.15% for the first six months of 1998, compared to 3.25% in 1997, was primarily due to a 28 basis point decline in the yield on residential real estate loans due to lower market interest rates and higher refinance activity.

PROVISION (CREDIT) FOR LOAN LOSSES. The Company recorded a credit for loan losses for the first six months of 1998 of $2.2 million as compared to a provision for loan losses of $553,000 for the same period of 1997. Among the factors used to determine that the credit for loan losses was appropriate was the continued improvement in loan quality, as well as management's assessment of changes in trends and conditions. Nonaccruing loans decreased by 36% during the first six months of 1998 while overdue loans decreased by 26% over the same time period. In addition, net charge-offs totalled only $8,000 during the first six months of 1998 as compared to $251,000 in the first six months of 1997.

NON-INTEREST INCOME. Andover recorded gains from non-interest sources of $2.5 million for the first six months of 1998, as compared to $2.3 million in the corresponding period of 1997. Net gains from sales of assets held for sale and investments available for sale totalled $342,000 in 1998 as compared to $170,000 in the same period of 1997.

Mortgage banking income totalled $239,000 during the first six months of 1998 as compared to $1.2 million in the corresponding period of 1997 due to a decline in the Company's servicing portfolio resulting from significant prepayments and refinances. Additionally, there was an increase in the amortization expense of $86,000 and provisions charged to earnings for the valuation allowance on mortgage servicing assets totalling $540,000 for the first six months of 1998 over the corresponding period in 1997.

Gains on real estate operations totalled $24,000 during the first six months of 1998 as compared to losses of $585,000 in the corresponding period of 1997. A large component of the loss on real estate operations during the first six months of both 1998 and 1997 was comprised of operating costs associated with acquiring, maintaining and disposing of other real estate owned and totalled $117,000 and $416,000, respectively. Included in the results for 1998 was a negative provision for the valuation of other real estate owned totalling $107,000 as compared to provisions of $200,000 incurred during the corresponding period in 1997.

Other income totalled $1.8 million in the first six months of 1998, for an increase of $349,000, or 23.3%, from $1.5 million recorded in the first six months of 1997. The majority of the increase is due to an increase in deposit and loan service fees resulting from a higher deposit and loan base.

NON-INTEREST EXPENSE. Non-interest expenses increased 6.1% to $11.4 million in the first six months of 1998 primarily due to an increase in salaries and employee benefits. Salaries and benefits increased 6.3% to $6.2 million in 1998 due to increased personnel and salary merit increases and the related taxes thereon. Data processing expenses increased 17.0% to $1.0 million as a result of a higher loan and deposit base resulting from the Company's growth. Marketing expenses decreased 20.6% to $393,000 primarily due to a decreased number of discretionary promotions. Mortgage banking expenses increased due to the significant increase in residential mortgage loan originations and refinances. Office occupancy and equipment, professional fees and deposit insurance premiums remained relatively the same for the first six months of 1998 as compared to the corresponding period in 1997. Other operating expenses increased 8.5% to $1.6 million primarily due to increased general overhead expenses from operating a larger institution.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $5.0 million and $3.6 million on its financial statement earnings for the first six months of 1998 and 1997, respectively. The effective tax rate was 35.8% for both 1998 and 1997.

                           PART II - OTHER INFORMATION

ITEM 1            Legal Proceedings
                    Not Applicable

ITEM 2            Changes in Securities and Use of Proceeds
                    Not Applicable

ITEM 3            Defaults Upon Senior Securities
                    Not Applicable

ITEM 4            Submission of Matters to a Vote of Security Holders
                    Incorporated by reference to Andover's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

ITEM 5            Other Information
                    The Securities and Exchange Commission recently adopted certain amendments to its rules governing the submission by shareholders of proposals intended to be presented at meetings of shareholders. These amendments, which became effective on June 29, 1998, included granting the Company the right to exercise discretionary voting authority with respect to certain shareholder proposals that the Company did not have notice of within a specified time period prior to the meeting. Due to the "advance notice" provisions contained in the Company's By-laws, the amendments relating to discretionary voting authority will not affect the timing or treatment of shareholder proposals intended to be presented at the Company's 1999 Annual Meeting of Shareholders.

                    Thus, as disclosed in the Company's 1998 Proxy Statement, any shareholder proposals submitted pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act Rule 14a-8"), and intended to be presented at the Company's 1999 Annual Meeting of Shareholders must be received in writing by the Company at its principal executive offices on or before November 24, 1998 for inclusion in the proxy statement and form of proxy to be distributed by the Board of Directors in connection with such meeting. Any shareholder proposals intended to be presented at the Company's 1999 Annual Meeting, other than shareholder proposals submitted pursuant to Exchange Act Rule 14a-8, must be filed with the Secretary of the Company at least 60 days, but not more than 150 days, prior to the date of the scheduled annual meeting; provided, however, that if less than 70 days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the shareholder must be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which such notice of the date of the scheduled meeting was mailed or the day on which such public disclosure was made.

                    It is currently anticipated that the Company's 1999 Annual Meeting will be held on April 29, 1999. Accordingly, any shareholder proposals intended to be presented at such meeting, other than shareholder proposals submitted pursuant to Exchange Act Rule 14a-8, must be filed with the Secretary of the Company not later than February 28, 1999 and not earlier than November 30, 1998.

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


                              ANDOVER BANCORP, INC.

August 6, 1998                           /s/ Gerald T. Mulligan
                                         ----------------------
                                         Gerald T. Mulligan
                                         President and
                                         Chief Executive Officer

August 6, 1998                           /s/ Joseph F. Casey
                                         ----------------------
                                         Joseph F. Casey
                                         Chief Financial Officer
                                         and Treasurer