Form 10-Q
period 1998-09-30
ANDOVER BANCORP INC
filed 1998-11-12
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1998 or
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to
                              -------------    -------------


                Commission File Number       0-16358
                                      -----------------------


                              ANDOVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



           Delaware                                            04-2952665
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


61 Main Street, Andover, Massachusetts                             01810
--------------------------------------                    ------------------
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


                 Class: Common Stock, par value $0.10 per share
              Outstanding as of November 2, 1998: 6,501,551 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES

                                      Index

                         PART I - FINANCIAL INFORMATION


ITEM 1      Financial Statements                                          Page

                Consolidated Balance Sheets                                 1

                Consolidated Statements of Operations                       2

                Consolidated Statements of Changes in
                  Stockholders' Equity                                      3

                Consolidated Statements of Cash Flows                     4-5

                Notes to Consolidated Financial
                Statements                                                  6

                Analysis of Net Yield on Earning Assets                     7


ITEM 2      Management's Discussion and Analysis of                      8-20
            Financial Condition and Results of Operations
                For the Quarter Ended September 30, 1998
                For the Nine Months Ended September 30, 1998

ITEM 3      Qualitative and Quantitative Market Risk                       18

                           PART II - OTHER INFORMATION

ITEM 1      Legal Proceedings                                              21

ITEM 2      Changes in Securities                                          21

ITEM 3      Defaults upon Senior Securities                                21

ITEM 4      Submission of Matters to a Vote of Security Holders            21

ITEM 5      Other Information                                              21

ITEM 6      Exhibits and Reports on Form 8-K                               21

Signatures                                                                 22

                               ANDOVER BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                     ---------------------------
                                             (Unaudited)


                                                          SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                          ------------------   -----------------
                                                                         (In thousands)
                                     ASSETS
Cash and due from banks                                        $    26,044        $    21,586
Short-term investments                                              10,800             14,150
                                                               -----------        -----------
  Cash and cash equivalents                                         36,844             35,736
                                                               -----------        -----------
Assets held for sale, at lower of
  cost or market                                                     6,514              5,537
Investments available for sale (amortized
   cost of $152,168 in 1998 and $137,175
   in 1997)                                                        155,111            139,054
Investments held to maturity (market value
   of $106,734 in 1998 and $130,947 in 1997)                       104,482            129,363
Loans                                                            1,027,363            978,823
Allowance for loan losses                                          (10,242)           (12,521)
                                                               -----------        -----------
  Net loans                                                      1,017,121            966,302
                                                               -----------        -----------

Mortgage servicing assets, net                                       8,407              9,500
Other real estate owned, net                                           132                406
Premises and equipment, net                                          9,362              9,593
Accrued interest receivable                                          7,998              7,567
Stock in FHLBB, at cost                                             15,747             15,747
Net deferred income taxes receivable                                 2,291              1,832
Other assets                                                         2,366              2,108
                                                               -----------        -----------
      Total assets                                             $ 1,366,375        $ 1,322,745
                                                               ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                     $   959,176        $   946,982
  Securities sold under agreements
   to repurchase                                                    18,348             10,171
  Federal Home Loan Bank advances                                  256,245            248,561
  Mortgagors' escrow accounts                                        3,099              2,478
  Income taxes payable                                               5,998              2,250
  Accrued expenses and other liabilities                             5,323              5,224
                                                               -----------        -----------
      Total liabilities                                          1,248,189          1,215,666
                                                               -----------        -----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value per share;
   3,000,000 shares authorized, none issued                             --                 --
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized; 6,482,836 and 6,459,898
   shares issued in 1998 and 1997, respectively                        648                517
  Additional paid-in capital                                        59,870             59,619
  Retained earnings                                                 55,925             45,814
  Accumulated other comprehensive income                             1,743              1,129
                                                               -----------        -----------
       Total stockholders' equity                                  118,186            107,079
                                                               -----------        -----------
       Total liabilities and stockholders' equity              $ 1,366,375        $ 1,322,745
                                                               ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                         ANDOVER BANCORP, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          -------------------------------------
                                                       (Unaudited)

                                                                        QUARTERS ENDED                  NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   -----------------------          -------------------------
                                                                      1998          1997               1998            1997
                                                                   ---------     ---------          ---------       ---------
                                                                             (In thousands, except per share amounts)
   Interest and dividend income:
     Loans                                                         $  19,559     $  17,663          $  57,854       $  52,050
     Mortgage-backed securities                                        2,814         3,194              9,114           9,314
     Investment securities                                             1,841         1,730              5,433           5,069
     Short-term investments                                              216           172                663             574
                                                                   ---------     ---------          ---------       ---------
           Total interest and dividend income                         24,430        22,759             73,064          67,007
                                                                   ---------     ---------          ---------       ---------

   Interest expense:
     Deposits                                                          9,972         9,940             29,739          28,209
     Federal Home Loan Bank advances                                   3,784         2,993             11,664           9,866
     Securities sold under agreements to repurchase                      161           174                474             316
                                                                   ---------     ---------          ---------       ---------
           Total interest expense                                     13,917        13,107             41,877          38,391
                                                                   ---------     ---------          ---------       ---------
           Net interest and dividend income                           10,513         9,652             31,187          28,616

   Provision (credit) for loan losses                                    400           130             (1,805)            683
                                                                   ---------     ---------          ---------       ---------
           Net interest and dividend income
             after provision (credit) for loan losses                 10,113         9,522             32,992          27,933
                                                                   ---------     ---------          ---------       ---------

   Non-interest income:
     Net gains from sales of assets held for sale
        and investments available for sale                               165            78                507             248
     Mortgage banking income (losses), net                              (264)          520                (25)          1,706
     Gains(losses) on real estate operations, net                         13          (235)                37            (820)
     Other income                                                        949           905              2,796           2,403
                                                                   ---------     ---------          ---------       ---------
        Total non-interest income                                        863         1,268              3,315           3,537
                                                                   ---------     ---------          ---------       ---------

   Non-interest expense:
     Salaries and employee benefits                                    2,985         3,027              9,228           8,901
     Office occupancy and equipment                                      774           701              2,181           2,140
     Data processing                                                     525           557              1,530           1,416
     Professional fees                                                   289           194                718             607
     Marketing                                                           211           248                604             743
     Mortgage banking expense                                            124            79                459             275
     Other operating expense                                             717           714              2,288           2,162
                                                                   ---------     ---------          ---------       ---------
        Total non-interest expense                                     5,625         5,520             17,008          16,244
                                                                   ---------     ---------          ---------       ---------

           Income before income tax expense                            5,351         5,270             19,299          15,226

   Income tax expense                                                    878         1,922              5,874           5,488
                                                                   ---------     ---------          ---------       ---------

           Net income                                              $   4,473     $   3,348          $  13,425       $   9,738
                                                                   =========     =========          =========       =========

   Basic earnings per share                                        $    0.69     $    0.52          $    2.07       $    1.52
                                                                   =========     =========          =========       =========

   Diluted earnings per share                                      $    0.67     $    0.50          $    2.00       $    1.47
                                                                   =========     =========          =========       =========


   Weighted average shares outstanding - basic                     6,481,421     6,435,423          6,474,214       6,403,950
   Dilutive impact of stock options                                  221,636       194,674            225,014         208,626
                                                                   ---------     ---------          ---------       ---------
   Weighted average shares outstanding - diluted                   6,703,057     6,630,097          6,699,228       6,612,576



The accompanying notes are an integral part of the consolidated financial statements.

                                         ANDOVER BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               ----------------------------------------------------------
                         Year Ended December 31, 1997 and Nine Months Ended September 30, 1998
                                                       (Unaudited)




                                                                                                      ACCUMULATED        TOTAL
                                                      ADDITIONAL                                         OTHER           STOCK-
                                       COMMON          PAID-IN          RETAINED        TREASURY      COMPREHENSIVE      HOLDERS
                                       STOCK           CAPITAL          EARNINGS          STOCK          INCOME          EQUITY
                                      -------         ----------        --------        --------      -------------      -------
                                                                          (In thousands)
Balance at December 31, 1996          $   515         $ 59,222          $ 36,109          $(301)         $  301         $  95,846

Comprehensive income:
   Net income                              --               --            13,206             --              --            13,206
   Other comprehensive income              --               --                --             --             828               828
                                                                                                                        ---------
Total comprehensive income                                                                                                 14,034
Dividends declared and
    paid $(0.544 per share)                --               --            (3,501)            --              --            (3,501)
Stock options exercised                     2              397                --            301              --               700
                                      -------         --------          --------          -----          ------         ---------
Balance at December 31, 1997              517           59,619            45,814             --           1,129           107,079

Comprehensive income:
  Net income                               --               --            13,425             --              --            13,425
  Other comprehensive income               --               --                --             --             614               614
                                                                                                                        ---------
Total comprehensive income                                                                                                 14,039
Dividends declared and
    paid $(0.512 per share)                --               --            (3,314)            --              --            (3,314)
Adjustment for stock split                130             (130)               --             --              --                --
Stock options exercised                     1              381                --             --              --               382
                                      -------         --------          --------          -----          ------         ---------

Balance at September 30, 1998         $   648         $ 59,870          $ 55,925          $  --          $1,743         $ 118,186
                                      =======         ========          ========          =====          ======         =========



The accompanying notes are an integral part of the consolidated financial statements.


                               ANDOVER BANCORP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                             (Unaudited)

                                                                               NINE MONTHS ENDED,
                                                                                  SEPTEMBER 30,
                                                                         ----------------------------
                                                                           1998               1997
                                                                         ---------          ---------
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $  13,425          $   9,738
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision (credit) for loan losses                                       (1,805)               683
   Net (gains) losses on sales and provisions
     for other real estate owned                                              (157)               236
   Net gains from sales of investments
     available for sale                                                        (17)               (90)
   Net gains from sales of assets held for sale                               (490)              (158)
   Depreciation and amortization                                             1,012              1,062
   Amortization of fees, discounts and premiums, net                           450                372
   Deferred income taxes                                                      (909)              (582)
   (Increase) decrease in:
     Assets held for sale                                                     (487)            (1,015)
     Accrued interest receivable                                              (431)              (617)
     Mortgage servicing assets                                               2,104              1,048
     Other assets                                                             (258)               807
   Increase (decrease) in:
     Mortgagors' escrow accounts                                               621                530
     Accrued income taxes payable                                            3,748               (473)
     Accrued expenses and other liabilities                                     99               (868)
                                                                         ---------          ---------
      Net cash provided by operating activities                             16,905             10,673
                                                                         ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                             (40,180)           (50,979)
     Proceeds from sales                                                     3,017              9,089
     Proceeds from maturities and redemptions                                2,500              2,000
     Principal repayments                                                   19,395              6,403
   Investment and mortgage-backed securities held to maturity:
     Purchases                                                             (10,041)            (3,511)
     Proceeds from maturities and redemptions                                8,500              2,500
     Principal repayments                                                   26,321             15,605
   Purchases of whole loans                                                (18,635)           (39,795)
   Purchases of mortgage servicing rights                                   (1,011)            (2,970)
   Net increase in loans                                                   (31,015)           (29,506)
   Capital expenditures on premises and equipment, net                        (781)              (624)
   Proceeds from sales of other real estate owned                            1,010              2,232
   Capital expenditures on other real estate owned                              --                (54)
                                                                         ---------          ---------
       Net cash used by investing activities                               (40,920)           (89,610)
                                                                         ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                                 12,194             99,245
   Net increase in securities sold
     under agreements to repurchase                                          8,177             18,919
   Proceeds from issuance of FHLB advances                                 242,600            199,500
   Principal repayments of FHLB advances                                  (234,916)          (249,207)
   Dividends paid                                                           (3,314)            (2,522)
   Stock options exercised                                                     382                245
                                                                         ---------          ---------
       Net cash provided by financing activities                            25,123             66,180
                                                                         ---------          ---------
Net increase (decrease) in cash equivalents                                  1,108            (12,757)
Cash and cash equivalents, at beginning of period                           35,736             46,089
                                                                         ---------          ---------
Cash and cash equivalents, at end of period                              $  36,844          $  33,332
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


                               ANDOVER BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          -------------------------------------------------
                                             (Unaudited)


                                                                            NINE MONTHS ENDED,
                                                                               SEPTEMBER 30,
                                                                          -----------------------
                                                                            1998           1997
                                                                          -------         -------
                                                                              (In thousands)
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                         $42,105         $38,658
         Income taxes                                                       3,025           6,451
    Cash received during the period for:
         Income taxes                                                          82              --
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale or investments available for sale          38,214          17,048
    Transfer of loans to other real estate owned                              579           1,798




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

2)   COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. SFAS No. 130 established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The following table shows the components of other comprehensive income for the year ended December 31, 1997 and nine months ended September 30, 1998.


                                                Before-tax       Tax           Net-of
                                                  Amount       Expense       Tax Amount
                                                  ------       -------       ----------
Balance at December 31, 1996                      $  502       $  (201)       $  301

Increase in unrealized gains on investments
  available for sale for year ended
  December 31, 1997                                1,377          (549)          828
                                                  ------       -------        ------

Balance at December 31, 1997                       1,879          (750)        1,129

Increase in unrealized gains on investments
  available for sale for the nine months
  ended September 30, 1998                         1,064          (450)          614
                                                  ------       -------        ------

Balance at September 30, 1998                     $2,943       $(1,200)       $1,743
                                                  ======       =======        ======


3)   STOCK SPLIT

     The per share data for the first nine months of 1997 has been restated to reflect a 5 for 4 stock split distributed on May 18, 1998.

4)   STOCK REPURCHASE PLAN

     On October 22, 1998, the Company announced a plan to repurchase up to 5% of the Company's currently outstanding shares at prevailing market prices.

                                    ANDOVER BANCORP, INC. AND SUBSIDIARIES
                                         NET YIELD ON EARNING ASSETS
                                         ---------------------------
                                                 (Unaudited)


                                                                  QUARTERS ENDED SEPTEMBER 30,
                                                            1998                              1997
                                             --------------------------------    --------------------------------
                                                           INTEREST   AVERAGE                 INTEREST    AVERAGE
                                             AVERAGE       EARNED/    YIELD/     AVERAGE      EARNED/     YIELD/
                                             BALANCE       PAID       RATE(3)    BALANCE      PAID        RATE(3)
                                             -------       --------   -------    -------      --------    -------
ASSETS
Interest-earning assets:
  Short-term investments                   $   15,349     $   216      5.58%   $   12,577     $   172      5.43%
  Investment securities (1)                   110,193       1,841      6.63       102,771       1,730      6.68
  Mortgage-backed securities (1)              170,711       2,814      6.54       186,394       3,194      6.80
                                           ----------     -------              ----------     -------
   Total investments                          296,253       4,871      6.52       301,742       5,096      6.70
                                           ----------     -------              ----------     -------
  Residential loans (1) (2)                   753,500      13,251      6.98       644,300      11,962      7.37
  Commercial loans (2)                        144,720       3,230      8.85       137,779       3,095      8.91
  Construction and land loans                  41,772       1,042      9.90        28,212         738     10.38
                                           ----------     -------               ---------     -------
   Total real estate loans                    939,992      17,523      7.40       810,291      15,795      7.73
  Consumer loans (2)                           64,669       1,396      8.56        66,889       1,359      8.06
  Commercial loans (2)                         27,482         640      9.24        21,507         509      9.39
                                           ----------     -------              ----------     -------
   Total loans                              1,032,143      19,559      7.52       898,687      17,663      7.80
                                           ----------     -------              ----------     -------
   Total interest-earning assets            1,328,396      24,430      7.30%    1,200,429      22,759      7.52%
                                                          -------                             -------

Allowance for loan losses                     (10,376)                            (12,535)
Other real estate owned                           248                               1,365
Other assets                                   51,339                              58,858
                                           ----------                          ----------
   Total assets                            $1,369,607                          $1,248,117
                                           ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                             $   84,939     $   212      0.99%   $   76,022     $   189      0.99%
  Regular savings accounts                    186,030       1,728      3.69       131,654       1,128      3.40
  Money market deposit accounts                98,504         699      2.82       108,457         800      2.93
  Certificates of deposit                     508,813       7,333      5.72       532,934       7,823      5.82
                                           ----------     -------              ----------     -------
   Total interest-bearing deposits            878,286       9,972      4.10       849,067       9,940      4.29
                                           ----------     -------              ----------     -------

Borrowed funds:
  Reverse repurchase agreements                12,698         161      5.03        13,436         174      5.14
  Federal Home Loan Bank advances             267,398       3,784      5.61       203,439       2,993      5.84
                                           ----------     -------              ----------     -------
   Total borrowed funds                       280,096       3,945      5.59       216,875       3,167      5.79
                                           ----------     -------              ----------     -------
   Total interest-bearing liabilities       1,158,382      13,917      4.77%    1,065,942      13,107      4.88%
                                                          -------                             -------

Demand deposits                                86,310                              70,867
Other liabilities                              11,764                              10,674
                                           ----------                          ----------
   Total liabilities                        1,256,456                           1,147,483
Stockholders' equity                          113,151                             100,634
                                           ----------                          ----------
   Total liabilities and stock-
      holders' equity                      $1,369,607                          $1,248,117
                                           ==========                          ==========

Net interest income                                       $10,513                             $ 9,652
                                                          =======                             =======
Interest rate spread                                                   2.53%                               2.64%
                                                                       ====                                ====
Net yield on earning assets                                            3.14%                               3.19%
                                                                       ====                                ====

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1998                            1997
                                                   ------------------------------     ------------------------------
                                                                INTEREST  AVERAGE                  INTEREST  AVERAGE
                                                   AVERAGE      EARNED/   YIELD/      AVERAGE      EARNED/   YIELD/
                                                   BALANCE      PAID      RATE(3)     BALANCE      PAID      RATE(3)
                                                   -------      -------   -------     -------      -------   -------
ASSETS
Interest-earning assets:
  Short-term investments                         $   16,387     $   663    5.41%     $   14,139    $   574     5.43%
  Investment securities (1)                         108,798       5,433    6.68         101,024      5,069     6.71
  Mortgage-backed securities (1)                    183,511       9,114    6.64         181,333      9,314     6.87
                                                 ----------     -------              ----------    -------
   Total investments                                308,696      15,210    6.59         296,496     14,957     6.74
                                                 ----------     -------              ----------    -------
  Residential loans (1) (2)                         745,494      39,549    7.09         634,246     35,161     7.41
  Commercial loans (2)                              143,060       9,543    8.92         134,774      9,025     8.95
  Construction and land loans                        37,457       2,838   10.13          32,720      2,461    10.06
                                                 ----------     -------              ----------    -------
   Total real estate loans                          926,011      51,930    7.50         801,740     46,647     7.78
  Consumer loans (2)                                 66,069       4,244    8.59          64,030      3,910     8.16
  Commercial loans (2)                               23,652       1,680    9.50          20,980      1,493     9.51
                                                 ----------     -------              ----------    -------
   Total loans                                    1,015,732      57,854    7.62         886,750     52,050     7.85
                                                 ----------     -------              ----------    -------
   Total interest-earning assets                  1,324,428      73,064    7.38%      1,183,246     67,007     7.57%
                                                                -------                            -------

Allowance for loan losses                           (11,925)                            (12,400)
Other real estate owned                                 303                               1,596
Other assets                                         51,609                              57,082
                                                 ----------                          ----------
   Total assets                                  $1,364,415                          $1,229,524
                                                 ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                   $   84,296     $   622    0.99%     $   71,923    $   539     1.00%
  Regular savings accounts                          169,928       4,662    3.67         117,635      2,871     3.26
  Money market deposit accounts                     101,989       2,179    2.86         112,604      2,490     2.96
  Certificates of deposit                           516,178      22,276    5.77         515,098     22,309     5.79
                                                 ----------     -------              ----------    -------
   Total interest-bearing deposits                  872,391      29,739    4.56         817,260     28,209     4.61
                                                 ----------     -------              ----------    -------

Borrowed funds:
  Reverse repurchase agreements                      12,354         474    5.13           8,612        316     4.91
  Federal Home Loan Bank advances                   273,849      11,664    5.69         227,415      9,866     5.80
                                                 ----------     -------              ----------    -------
   Total borrowed funds                             286,203      12,138    5.67         236,027     10,182     5.77
                                                 ----------     -------              ----------    -------
   Total interest-bearing liabilities             1,158,594      41,877    4.83%      1,053,287     38,391     4.87%
                                                                -------                            -------

Demand deposits                                      85,917                              67,185
Other liabilities                                    10,434                              10,619
                                                 ----------                          ----------
   Total liabilities                              1,245,945                           1,131,091
Stockholders' equity                                109,470                              98,433
                                                 ----------                          ----------
   Total liabilities and stock-
      holders' equity                            $1,364,415                          $1,229,524
                                                 ==========                          ==========

Net interest income                                             $31,187                            $28,616
                                                                =======                            =======
Interest rate spread                                                      2.55%                                2.70%
                                                                          ====                                 ====
Net yield on earning assets                                               3.15%                                3.23%
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

(3) The "Average Yield/Rate" calculation is based on an annualized basis reflecting 92 days in the third quarter of both years and 273 days in the year-to-date period of 1998 and 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                    ----------------------------------------

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

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $4.5 million, or $0.67 per diluted share, for the quarter ended September 30, 1998 as compared to net income of $3.3 million, or $0.50 per diluted share, in the corresponding quarter of 1997. The current quarter results include an increase in net interest and dividend income and a lower effective tax rate offset by a decrease in mortgage banking income. Andover's annualized return on average assets increased to 1.30% for the third quarter of 1998 compared to 1.06% in the third quarter of 1997. The annualized return on average stockholders' equity increased to 15.68% in the third quarter of 1998 from 13.20% in the third quarter of 1997.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $10.5 million for the third quarter of 1998 as compared to $9.7 million for the same period in 1997. This increase resulted from a 10.7% increase in total interest-earning assets, primarily due to higher loan growth resulting from increased loan originations. The 5 basis point decline in the net yield on earning assets to 3.14% for the third quarter of 1998, compared to 3.19% in 1997, was due primarily to a 39 basis point decline in the yield on the residential real estate portfolio. The decline in the yield on earning assets for 1998 reflects the decline in the market interest rates during the latter part of 1997 and the first nine months of 1998. This market interest rate decline has resulted in the current year originations to be at rates lower than the average yield earned on the loan portfolio for all of 1997. In addition, there has been competitive pressure on the pricing of loans and deposits, causing the margin to contract. It is expected that the competitive pressure for quality loans and retail deposits will continue to result in a smaller spread between asset yields and the cost of funds into the future. Another factor causing the continued margin compression being experienced by the Company is the flatness of the yield curve throughout 1998.

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

The provision for loan losses for the third quarter of 1998 was $400,000 versus a provision of $130,000 in the comparable period in 1997. The provision taken in the third quarter was primarily due to replenishing the allowance for loan losses after charging off two related lending relationships totalling approximately $500,000. While nonaccruing loans have declined over 17.3% during the third quarter and 47.0% since year-end 1997, and total overdue loans have decreased by 33.1% from year-end 1997, net charge-offs totalled $466,000 for the third quarter of 1998 and $474,000 for the nine months ended September 30, 1998. This compares to net charge-offs of $128,000 and $379,000 for the respective periods in 1997. After the provision for loan losses, the reserve coverage as a percentage of nonaccruing loans totalled 246% as of September 30, 1998, as compared to 160%, for the period ending December 31, 1997. Management also believes that the allowance for loan losses will be adequate to absorb probable credit losses inherent in the loan and lease portfolio.

NON-INTEREST INCOME. Net gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $165,000 in the third quarter of 1998 as compared to $78,000 in the third quarter of 1997.

Mortgage banking losses totalled $264,000 in the third quarter of 1998 versus income of $520,000 in the comparable quarter in 1997 due to a decrease in the Company's servicing portfolio as well as increased amortization and provisions for the valuation allowance on the mortgage servicing assets. Amortization expense totalled $584,000 and $457,000, respectively, for the quarters ended September 30, 1998 and 1997. In addition, the Company incurred provisions for the valuation allowance of $500,000 and $50,000 in the third quarters of 1998 and 1997, respectively, due to the high prepayments experienced and expected to be experienced in the serviced loan portfolio. In this low interest rate environment, loans repay faster than expected, thereby causing the fair value of the mortgage servicing assets to decline. If interest rates continue to further decline or remain at low levels, it is possible that additional provisions for the valuation allowance may be necessary. The mortgage servicing assets are assessed for impairment on a quarterly basis.

The following table summarizes the activity in the valuation allowance on mortgage servicing assets for the quarters and nine months ended September 30, 1998 and 1997:

                                              Quarters Ended   Nine Months Ended
                                               September 30,     September 30,
                                              --------------   -----------------
                                               1998     1997    1998        1997
                                               ----     ----    ----        ----
                                                         (In thousands)
Balance at beginning of period                $ 500     $200    $   400     $200
Provision for valuation allowance               500       50      1,040       50
Charge-offs                                    (105)      --       (545)      --
                                              -----     ----    -------     ----

Balance at end of period                      $ 895     $250    $   895     $250
                                              =====     ====    =======     ====


Loans serviced for investors totalled $857.4 million and $1,002.4 million, respectively, at September 30, 1998 and 1997.

Gains of $13,000 on real estate operations were recognized in the third quarter of 1998 as compared to losses of $235,000 in the third quarter of 1997. A significant portion of the losses on real estate operations during the third quarter of 1997 consisted of operating costs associated with acquiring, maintaining and disposing of other real estate owned and totalled $190,000, while provisions for losses on other real estate owned added another $75,000 to the loss on real estate operations.

Other income totalled $949,000 in the third quarter of 1998 as compared to $905,000 in the third quarter of 1997 due to higher loan fee and deposit fee income. These increases reflect the increase in both the loan and deposit portfolios as well as fees associated with the increased loan payoffs.

NON-INTEREST EXPENSE. Non-interest expenses increased by $105,000, or 1.9%, to $5.6 million in the third quarter of 1998 from $5.5 million in the third quarter of 1997. The efficiency ratio (a ratio that measures operating expenses as a percentage of operating income) increased slightly from 49.83% in the third quarter of 1997 to 50.23% in the comparable period of 1998.

Salaries and employee benefits, the largest component of non-interest expense, remained stable at $3.0 million for both the third quarter of 1997 and 1998.

Office occupancy and equipment expenses increased 10.4% or $73,000 for the third quarter of 1998 versus the corresponding period of 1997, primarily due to increased depreciation of equipment and higher rent expenses on leased properties.

Professional fees increased $95,000 to $289,000 in the third quarter of 1998 from $194,000 in the third quarter of 1997 due to increased corporate consulting fees.

Data processing expenses and marketing expenses all experienced modest declines from the third quarter of 1997 to the corresponding quarter for 1998 while other operating expenses remained the same.

Mortgage banking expenses increased 60% or $45,000 in the third quarter of 1998 versus 1997's third quarter due to higher interest payments owed to investors on the serviced loan portfolio.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $878,000 and
1.9 million on its financial statement earnings for the third quarters of 1998 and 1997, respectively. The effective tax rate for the third quarter of 1998 was 16.4%, as compared to 36.5% for the corresponding period in 1997. The decline in the third quarter of 1998 was due to a tax benefit of $1.1 million resulting from the favorable resolution of several tax issues that had previously been fully reserved against.

FINANCIAL CONDITION

Total assets increased 3.3% from $1,322.7 million at December 31, 1997 to $1,366.4 million at September 30, 1998. Increases in the loan portfolio were funded by the growth experienced in the deposit balances and FHLB advances during the first nine months of 1998.

LOANS. The following table shows the composition of the Company's loan portfolio at September 30, 1998 and December 31, 1997. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                            9/30/98           12/31/97
                                            -------           --------
                                                (In thousands)
Real estate loans:
  Residential                              $  742,392         $715,503
  Commercial                                  149,854          142,617
  Construction and land                        43,332           31,499
                                           ----------         --------
    Total real estate loans                   935,578          889,619
                                           ----------         --------
Consumer loans                                 63,712           68,204
Commercial loans                               28,073           21,000
                                           ----------         --------
    Total loans                            $1,027,363         $978,823
                                           ==========         ========

Total loans increased $48.5 million during the first nine months of 1998 to $1,027.4 million at September 30, 1998 primarily due to increases in the real estate portfolio. The increase in the residential loan portfolio was aided by the favorable interest rate environment causing both a strong home purchase and heavy mortgage refinance activity.

Originations of all loan types are sensitive to the interest rate environment, the capacity for borrowing and real estate values, current and anticipated economic conditions as well as the competitive landscape. Due to the extremely favorable interest rates in the latter part of 1997 and the first nine months of 1998, residential loan originations increased over 219.5% from the first nine months of 1997 to the corresponding period of 1998. Residential loan balances increased only $26.9 million due to the securitization of certain fixed-rate loans, regular amortization and increased repayments due to the strong refinance activity. Residential loan originations totalled $242.0 million and $110.3 million, respectively, for the nine months ended September 30, 1998 and 1997.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans, increased $16.1 million during the first nine months of 1998. Originations of corporate loans reflect the Company's increased interest for this type of loan, higher real estate values and the formation of the leasing subsidiary at the end of 1997. Corporate loan originations totalled $98.5 million and $53.0 million, respectively, for the nine months ended September 30, 1998 and 1997.

Consumer loan balances decreased by approximately 6.6% on an annualized basis, to $63.7 million at September 30, 1998, primarily due to payoffs of home equity balances and second mortgage loans and to the sale of student loans.

RISK ELEMENTS. The following table shows the composition of non-performing assets at September 30, 1998 and December 31, 1997:

                                                  9/30/98           12/31/97
                                                  -------           --------
                                                    (Dollars in thousands)
Nonaccruing loans                                  $4,158            $7,849
Other real estate owned                               132               406
                                                   ------            ------
    Total non-performing assets                    $4,290            $8,255
                                                   ======            ======

Total non-performing assets as a
 percentage of total assets                           0.3%              0.6%

Significant progress has been made over the past several years in reducing total non-performing assets. This success has continued as total non-performing assets decreased 48.0% in the first nine months of 1998 primarily due to nonaccruing loans returning to performing status or being paid off in their entirety.

A significant portion of the non-performing assets are secured by mixed-use commercial and multi-family real estate located in Lawrence, Massachusetts. This city had been especially hard hit with declines in real estate values due to increased vacancies and rapid turnover in the multi-family investor-owned properties. These multi-family investor-owned properties represent the majority of the Bank's collateral on troubled loans and other real estate owned in Lawrence. Continued deterioration in this market area will adversely impact the collectibility of residential and commercial real estate loans and may result in an increase in non-performing assets. At September 30, 1998, approximately $1.7 million, or 40.1%, of nonaccrual loans were secured by properties located in Lawrence, consisting primarily of mixed-use commercial and multi-family properties, as compared to approximately $3.4 million at December 31, 1997.

At September 30, 1998, total impaired loans were $4.2 million, of which $1.0 million had related allowances of $115,000 and $3.2 million which did not require a related allowance. During the nine months ended September 30, 1998, the average recorded value of impaired loans was $4.7 million.

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

The following table shows the composition of nonaccruing loans at September 30, 1998 and December 31, 1997:

                                                   9/30/98            12/31/97
                                                   -------            --------
                                                      (Dollars in thousands)
Residential real estate                            $ 1,059            $ 2,436
Commercial real estate                               2,742              4,866
Commercial                                             316                513
Consumer                                                41                 34
                                                   -------            -------
  Total nonaccrual loans                           $ 4,158            $ 7,849
                                                   =======            =======

Allowance for loan losses                          $10,242            $12,521
                                                   =======            =======

Allowance for loan losses as a
 percentage of nonaccruing loans                     246.3%             159.5%
Allowance for loan losses as a
 percentage of total loans                             1.0%               1.3%

RESTRUCTURED LOANS. A restructured loan is one for which the Bank has modified the loan to provide a temporary reduction in the rate of interest or terms due to the deterioration in the financial position of the borrower. Restructured loans are classified as such until the obligation has performed for a reasonable period of time at a market rate of interest and its ultimate collectibility is no longer in doubt. At both September 30, 1998 and December 31, 1997, restructured loans totalled $1.4 million. The weighted average interest rate on restructured loans as of September 30, 1998 was approximately 6.4%.

OTHER REAL ESTATE OWNED. Other real estate owned is recorded at the lower of the carrying value of the loan or the net fair value of the property. Operating expenses and any provisions (credits) to increase (decrease) the valuation allowance are charged to real estate operations. The Company recorded gains on real estate operations due to a credit taken to reduce the valuation allowance in the amount of $107,000 during the second quarter of 1998. Other real estate owned totalled $132,000 as of September 30, 1998, for a decline of 67.5% since year-end 1997. The balance outstanding as of the end of the quarter is net of a $41,000 valuation allowance and is comprised mostly of single family residential properties. During the first nine months of 1998, sales of other real estate owned totalled $1.0 million and generated gains of $50,000. During the comparable period in 1997, gains of $61,000 were recognized on sales of $2.2 million.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters and nine months ended September 30, 1998 and 1997:

                                        Quarters Ended         Nine Months Ended
                                         September 30,           September 30,
                                     --------------------    --------------------
                                       1998        1997        1998        1997
                                     --------    --------    --------    --------
                                                  (Dollars in thousands)
Balance at beginning of period       $ 10,308    $ 12,531    $ 12,521    $ 12,229
Provision (credit) for loan losses        400         130      (1,805)        683

Charge-offs:
 Residential real estate                   (5)       (164)       (182)       (615)
 Commercial real estate                   (96)       (203)       (632)       (684)
 Construction and land                     --          --          --          --
 Commercial                              (510)        (15)       (510)        (70)
 Consumer                                  (3)         --         (10)        (21)
                                     --------    --------    --------    --------
  Total charge-offs                      (614)       (382)     (1,334)     (1,390)
                                     --------    --------    --------    --------
Recoveries:
 Residential real estate                   21           7          56           6
 Commercial real estate                    55          21         330         124
 Construction and land                     30         156         265         323
 Commercial                                37          60         190         539
 Consumer                                   5          10          19          19
                                     --------    --------    --------    --------
  Total recoveries                        148         254         860       1,011
                                     --------    --------    --------    --------

Net charge-offs                          (466)       (128)       (474)       (379)
                                     --------    --------    --------    --------

Balance at end of period             $ 10,242    $ 12,533    $ 10,242    $ 12,533
                                     ========    ========    ========    ========

Ratio of annualized net
  charge-offs to average
  loans outstanding                      0.18%       0.06%       0.06%       0.06%


Gross charge-offs totalled $614,000 during the third quarter of 1998 and were spread out among 13 loans. There were two related lending relationships totalling approximately $500,000 that were charged off during the third quarter of 1998. Management periodically analyzes the adequacy of the allowance for loan losses. See "Results of Operations - Provision for Loan Losses".

INVESTMENTS. As of September 30, 1998, the Company's total investment portfolio amounted to $270.4 million for a decrease of $12.2 million from December 31, 1997. This decrease was primarily due to principal repayments of mortgage backed securities both available for sale and held to maturity amounting to $45.7 million, partially offset by the purchase of new investments.

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

The following table presents the composition and carrying values of the investment portfolio at September 30, 1998 and December 31, 1997:


                                                                                       9/30/98          12/31/97
                                                                                       -------          --------
                                                                                           (In thousands)
SHORT-TERM INVESTMENTS                                                                $ 10,800          $ 14,150
                                                                                      ========          ========
INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
U.S. government and federal agency obligations                                        $ 53,331          $ 55,777
Other bonds and obligations                                                             28,375            14,573
                                                                                      --------          --------
   Total bonds and obligations                                                          81,706            70,350
                                                                                      --------          --------

GNMA mortgage-backed securities                                                         40,534            27,793
FHLMC participation certificates                                                        29,904            36,805
FNMA pass-through certificates                                                           2,967             4,106
                                                                                      --------          --------
   Total mortgage-backed securities                                                     73,405            68,704
                                                                                      --------          --------
   Total investments available for sale                                               $155,111          $139,054
                                                                                      ========          ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations                                        $  9,992          $ 10,001
Other bonds and obligations                                                              4,553             7,106
                                                                                      --------          --------
   Total bonds and obligations                                                          14,545            17,107
                                                                                      --------          --------

FHLMC participation certificates                                                        33,997            49,217
FNMA pass-through certificates                                                          38,422            48,835
GNMA mortgage-backed securities                                                          2,844             3,383
Collateralized mortgage obligations                                                     14,063            10,021
Other asset-backed securities                                                              611               800
                                                                                      --------          --------
   Total mortgage-backed securities                                                     89,937           112,256
                                                                                      --------          --------
   Total investments held to maturity                                                 $104,482          $129,363
                                                                                      ========          ========

   Total investments                                                                  $270,393          $282,567
                                                                                      ========          ========

The following table shows the gross unrealized gains and losses by major categories of securities as of September 30, 1998:


                                                                                    Unrealized         Unrealized
                                                                                       Gains             Losses
                                                                                    ----------         ----------
                                                                                            (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations                                          $1,440             $  --
Other bonds and obligations                                                                707                (6)
Mortgage-backed securities                                                                 861               (59)
                                                                                        ------              ----
    Total investments available for sale                                                $3,008              $(65)
                                                                                        ------              ----

INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations                                          $  247              $ --
Other bonds and obligations                                                                116                --
Mortgage-backed securities                                                               1,889                --
                                                                                        ------              ----
    Total investments held to maturity                                                   2,252                --
                                                                                        ------              ----
    Total unrealized gains and losses                                                   $5,260              $(65)
                                                                                        ======              ====

At September 30, 1998, the Company's net unrealized gain on investments available for sale amounted to $2.9 million, a fair value increase of $1.1 million from an unrealized gain of $1.9 million at December 31, 1997. At September 30, 1998, the Company's net unrealized gain on investments held to maturity totalled $2.3 million, for an increase of $668,000 from an unrealized gain of $1.6 million at December 31, 1997. The changes in the net unrealized gains on the total investment portfolio from year-end 1997 were primarily due to a decline in market interest rates at the end of the third quarter of 1998.

DEPOSITS AND BORROWED FUNDS. Total deposits increased $12.2 million to $959.2 million at September 30, 1998 from $947.0 million at December 31, 1997. This increase was most pronounced in regular savings accounts while demand deposit and NOW accounts increased $10.1 million and $9.8 million, respectively, for the first nine months of 1998. Offsetting these increases, however, were declines of $27.1 million in certificates of deposit and $29.3 million in money market accounts during the first nine months of 1998. The increase of $48.1 million in regular savings accounts reflects the shift from term deposits or limited access accounts into accounts that can be accessed at any time, without penalty. In addition, the Banks have continued to offer a premium interest rate savings product for accounts with balances in excess of $50,000.

The following table shows the composition of the Company's deposits at September 30, 1998 and December 31, 1997:


                                              9/30/98            12/31/97
                                              -------            --------
                                                     (In thousands)
Demand deposit accounts                       $ 90,185           $ 79,501
Regular savings accounts                       194,161            146,041
NOW accounts                                    95,737             85,917
Money market deposit accounts                   78,603            107,919
Certificates of deposit                        500,490            527,604
                                              --------           --------

     Total deposits                           $959,176           $946,982
                                              ========           ========


In order to fund the growth in total assets, the Banks augmented their growth in deposits with increased borrowings. Federal Home Loan Bank advances increased $7.7 million from December 31, 1997 to $256.2 million at September 30, 1998. Securities sold under agreements to repurchase increased $8.2 million during the quarter to $18.3 million at September 30, 1998.

LIQUIDITY. Liquidity refers to the ability of the Company to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from its bank subsidiaries. ABNH will be limited in its ability to pay dividends until the fourth quarter of 1998. In the third quarter of 1998, the Company paid dividends to its stockholders in the amount of $1.2 million. In October, 1998, the Company declared a dividend in the amount of $1.2 million, payable in the fourth quarter of 1998.

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

Cash flows provided by operations increased $6.2 million to $16.9 million in the first nine months of 1998, as compared to $10.7 million in the corresponding period of 1997 primarily due to an increase in accrued income taxes payable and accrued expenses. Cash flows used by investing activities decreased by $48.7 million to $40.9 million for the nine months ended September 30, 1998, as compared to $89.6 million during the equivalent period last year. This decrease was mainly attributable to a reduction in loan purchases and an increase in the principal repayments of investments available for sale and held to maturity. Cash flows provided by financing activities decreased $41.1 million for the nine months ended September 30, 1998 to $25.1 million, as compared to $66.2 million in the equivalent period in 1997. This financing activity decline was due to smaller increases in deposits over 1997's amounts that were partially offset by increased issuances of FHLB advances.

At September 30, 1998, the Company had home equity, reserve credit and commercial unadvanced lines of credit totalling $95.3 million. Outstanding commitments to originate loans totalled $42.1 million. Unadvanced portions of construction and land loans amounted to $26.8 million. Standby letters of credit were $2.4 million. Loans sold with recourse totalled $1.8 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current Tier 1 leverage capital and risk-based capital requirements as of September 30, 1998:

                               Leverage Capital Ratio             Risk-Based Capital Ratio
                               ----------------------             ------------------------
                                       Tier 1                      Tier 1            Total
                                       ------                      ------            -----
Andover Bancorp, Inc.                   8.5%                       14.3%             15.5%
Andover Bank                            8.2%                       13.8%             15.0%
Andover Bank NH                         8.7%                       14.8%             15.6%

Current minimum regulatory requirements for the Bank and the Company as of September 30, 1998 were 4.0% for the Tier 1 leverage capital ratio and 4.0% and 8.0%, respectively, for the Tier 1 and total risk-based capital ratios. As a de novo bank, Andover Bank NH is obligated to maintain a minimum Tier 1 leverage capital ratio of 8% until September 30, 1998. As of September 30, 1998, the most recent notification from the FDIC categorized the Banks as well capitalized under the prompt corrective action provisions.
Therefore, the Banks are entitled to pay the lowest deposit premium possible.

YEAR 2000 READINESS DISCLOSURE. The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

This section contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company's readiness for the Year 2000, and the eventual effects of the Year 2000 on the Company may be materially different than currently projected. This may be due to, among other things, delays in the completion of the Company's Year 2000 initiative, the failure of its proposed contingency plans, if such contingency plans become necessary, to achieve their desired result and the failure of third parties with whom the Company has a significant business relationship to achieve Year 2000 readiness.

The Year 2000 computer software compliance issues affect Andover and many other financial institutions and companies in the U.S. Historically, certain computer programs were written using two digits rather than four to define the applicable years. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail.

The Company started its Year 2000 initiative in early 1997. The Company has completed its assessment of Year 2000 issues, developed a plan, begun testing its various software information systems, hardware components and non-technology systems and arranged for the required human and financial resources to complete its necessary remediation efforts. The Company plans to complete the remediating, testing and returning to production all of its critical applications in accordance with its original plan and expects to have substantially completed the remediation of all critical applications by December 31, 1998. Testing of the Company's non-critical applications will continue into 1999 and will be completed prior to any anticipated impact of the Year 2000 issue on its operating systems. In the third quarter of 1998, the Company established a separate test environment to accommodate its Year 2000 testing activity and will utilize this resource to continue testing customer applications through the fourth quarter of 1998 and into 1999. The Company has not established contingency plans for all of its critical and non-critical applications in the event the Company's remediation efforts fail to make such applications compliant. The Company has considered various contingency plans for its critical applications, including the possibility of obtaining alternative vendors or replacement systems. Based on its assessment of their progress to date, the Company has determined to rely on the ability of the Company's service bureau and other critical vendors to achieve Year 2000 readiness. This assessment has included an on-site visit with the Company's service bureau, discussions with the critical vendors, each vendor's compliance in meeting its own targeted deadlines and continual monitoring of each vendor by the Company. A contingency plan has not been established in the event that these critical vendors are unable to achieve Year 2000 readiness.

The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems and hardware components for Year 2000 modifications. Included in other noninterest expenses are charges incurred in connection with the modification or replacement of software and hardware in order for the Company's computer systems to properly recognize the Year 2000. The expenses incurred and hardware capitalized totalled approximately $175,000 for the first nine months of 1998. The Company expects that the majority of the costs that will be incurred (as discussed below) will be to replace or upgrade existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policy while miscellaneous consulting, maintenance and modification costs will be expensed as incurred.

The Company continues to evaluate the estimated costs associated with achieving Year 2000 readiness based on its experience to date. Based on current estimates, the remaining costs of its efforts to achieve Year 2000 readiness will be approximately $500,000. However, no assurance can be given that the Company or the third party vendors to whom the Company outsources its information systems will solve such issues in a successful and timely fashion or that the costs of such efforts will not exceed current estimates. If the Company does not solve such issues, or does not do so in a timely manner, the Year 2000 issue could have a material adverse impact on the Company's business, future operating results and financial condition.

Bank regulatory agencies have recently issued additional guidance under which they are assessing Year 2000 readiness. The failure of a financial institution, such as Andover, to take appropriate action to address Year 2000 issues may result in enforcement actions which could have a material adverse effect on such institution, result in the imposition of civil money penalties, or result in the delay of applications seeking to acquire other entities or otherwise expand the institution's activities.

RECENT ACCOUNTING DEVELOPMENTS. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes new accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Early application is encouraged but restatement of prior periods is prohibited. SFAS No. 133 is not expected to have a material impact on the consolidated financial statements of the Company.


ASSET AND LIABILITY MANAGEMENT AND MARKET RISK. The Company's interest rate risk and asset and liability management are the responsibility of Andover's Asset/Liability Management Committee (ALCO). The ALCO Committee actively manages and monitors its interest rate risk exposure and reports its findings to the Board of Directors on a regular basis.

Interest rate risk, including mortgage prepayment risk, or market risk, is by far the most significant non-credit related risk to which the Company is exposed. Net interest income, the Banks' primary source of revenue is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities on the Company's balance sheet.

The mortgage servicing assets are assessed for impairment on a quarterly basis. In this low interest rate environment, loans repay faster than expected, thereby causing the fair value of the mortgage servicing assets to decline. If interest rates continue to remain at low levels, it is possible that additional provisions for the valuation allowance on servicing assets may be necessary.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                  --------------------------------------------

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

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $13.4 million, $2.00 per diluted share, for the nine months ended September 30, 1998, compared to net income of $9.7 million, $1.47 per diluted share, in the corresponding period of 1997.

The financial performance in the first nine months of 1998 was positively impacted by an increase in net interest income and a credit for loan losses. This combination led to an increase in Andover's annualized return on average assets to 1.32% for the first nine months of 1998 as compared to 1.06% in the comparable period of 1997. The annualized return on average stockholders' equity increased to 16.40% in the first nine months of 1998 from 13.23% in the comparable period of 1997.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $31.2 million for the first nine months of 1998, as compared to $28.6 million for the same period in 1997, an increase of 9.0%. The eight basis point decline in the net yield on earning assets to 3.15% for the first nine months of 1998, compared to 3.23% in 1997, was primarily due to a 32 basis point decline in the yield on residential real estate loans due to lower market interest rates and higher refinance activity.

PROVISION (CREDIT) FOR LOAN LOSSES. The Company recorded a credit for loan losses for the first nine months of 1998 of $1.8 million as compared to a provision for loan losses of $683,000 for the same period of 1997. Among the factors used to determine that the credit for loan losses was appropriate was the continued improvement in loan quality, as well as management's assessment of changes in trends and conditions. Nonaccruing loans decreased by 47.0% during the first nine months of 1998 while overdue loans decreased by 33.1% over the same time period.

The improvement in loan quality started to become evident at the end of the first quarter of 1998; however, management determined that it was prudent to postpone recognition of a credit for loan losses until it could assess whether a trend had developed. The decline in the delinquencies and nonaccruing loans was notable starting in March of 1998, which, when combined with the lowest level of quarterly additions to non-performing assets during the second quarter of 1998, contributed to management's assessment of the appropriateness of the allowance for loan losses. Based on the foregoing, the Company recorded a credit for loan losses in the amount of $2.3 million in the second quarter of 1998.

NON-INTEREST INCOME. Andover recorded gains from non-interest sources of $3.3 million for the first nine of 1998, as compared to $3.5 million in the corresponding period of 1997. Net gains from sales of assets held for sale and investments available for sale totalled $507,000 in 1998 as compared to $248,000 in the same period of 1997.

Mortgage banking losses totalled $25,000 during the first nine months of 1998 as compared to income of $1.7 million in the corresponding period of 1997 due to increased amortization and provisions for the valuation allowance on mortgage servicing assets and a decline in the Company's servicing portfolio resulting from significant prepayments and refinances. Total amortization and provisions amounted to $2.5 million for the first nine months of 1998 as compared to $1.3 million for the respective period in 1997.

Gains on real estate operations totalled $37,000 during the first nine months of 1998 as compared to losses of $820,000 in the corresponding period of 1997. A large component of the loss on real estate operations during the first nine months of both 1998 and 1997 was comprised of operating costs associated with acquiring, maintaining and disposing of other real estate owned and totalled $120,000 and $605,000, respectively. Included in the results for 1998 was a negative provision for the valuation of other real estate owned totalling $107,000 as compared to provisions of $275,000 incurred during the corresponding period in 1997.

Other income totalled $2.8 million in the first nine months of 1998, for an increase of $393,000, or 16.4%, from $2.4 million recorded in the first nine months of 1997. The majority of the increase is due to an increase in deposit and loan service fees resulting from a higher deposit and loan base.

NON-INTEREST EXPENSE. Non-interest expenses increased 4.7% to $17.0 million in the first nine months of 1998 primarily due to an increase in salaries and employee benefits. Salaries and benefits increased 3.7% to $9.2 million in 1998 due to increased personnel and salary merit increases and the related taxes thereon. Data processing expenses increased 8.1% to $1.5 million as a result of a higher loan and deposit base resulting from the Company's growth. Marketing expenses decreased 18.7% to $604,000 primarily due to a decreased number of discretionary promotions. Mortgage banking expenses increased due to the significant increase in residential mortgage loan originations and refinances. Office occupancy and equipment and professional fees remained relatively the same for the first nine months of 1998 as compared to the corresponding period in 1997. Other operating expenses increased 5.8% to $2.3 million primarily due to increased general overhead expenses from operating a larger institution.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $5.9 million and $5.5 million on its financial statement earnings for the first nine months of 1998 and 1997, respectively. The effective tax rate was 30.4% and 36.0% for 1998 and 1997, respectively. The lower effective rate in 1998 resulted from a tax benefit of $1.1 million due to the favorable resolution of several tax issues that had been previously fully reserved against.

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

                                                   ANDOVER BANCORP, INC.





November 12, 1998                                  /s/ Gerald T. Mulligan
                                                   ----------------------------
                                                   Gerald T. Mulligan
                                                   President and
                                                   Chief Executive Officer






November 12, 1998                                  /s/ Joseph F. Casey
                                                   ----------------------------
                                                   Joseph F. Casey
                                                   Chief Financial Officer
                                                   and Treasurer