Form 10-Q
period 1999-03-31
ANDOVER BANCORP INC
filed 1999-05-13
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 1999 or
                               --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____________ to _____________

                         Commission File Number 0-16358
                                                -------

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

                 Class: Common Stock, par value $0.10 per share
                 Outstanding as of May 5, 1999 6,525,337 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES

                                      Index

                         PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements                                              Page

            Consolidated Balance Sheets                                      1

            Consolidated Statements of Operations                            2

            Consolidated Statements of Changes in
              Stockholders' Equity                                           3

            Consolidated Statements of Cash Flows                          4-5

            Notes to Consolidated Financial
              Statements                                                     6

            Analysis of Net Yield on Earning Assets                          7


ITEM 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations
            For the Quarter Ended March 31, 1999                          8-18

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk          18

                   PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                                   19

ITEM 2  Changes in Securities and Use of Proceeds                           19

ITEM 3  Defaults upon Senior Securities                                     19

ITEM 4  Submission of Matters to a Vote of Security Holders                 19

ITEM 5  Other Information                                                   19

ITEM 6  Exhibits and Reports on Form 8-K                                    19

Signatures                                                                  20

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  MARCH 31, 1999     DECEMBER 31, 1998
                                                                  --------------     -----------------
                                                                             (In thousands)
                                     ASSETS

Cash and due from banks                                             $   26,260            $   29,337
Short-term investments                                                  12,700                16,100
                                                                    ----------            ----------
  Cash and cash equivalents                                             38,960                45,437
                                                                    ----------            ----------
Assets held for sale, at lower of
  cost or market                                                         3,800                11,282
Investments available for sale (amortized
   cost of $184,467 in 1999 and $163,399
   in 1998)                                                            185,449               165,491
Investments held to maturity (market value
   of $91,660 in 1999 and $102,512 in 1998)                             90,533               100,920
Loans                                                                1,067,547             1,050,765
Allowance for loan losses                                              (11,154)              (10,486)
                                                                    ----------            ----------
  Net loans                                                          1,056,393             1,040,279
                                                                    ----------            ----------

Mortgage servicing assets, net                                           8,842                 8,956
Other real estate owned, net                                               221                   252
Premises and equipment, net                                              9,143                 9,255
Accrued interest receivable                                              8,025                 7,432
Stock in FHLBB, at cost                                                 15,747                15,747
Net deferred income taxes receivable                                     3,620                 2,925
Other assets                                                             2,212                 2,271
                                                                    ----------            ----------
      Total assets                                                  $1,422,945            $1,410,247
                                                                    ==========            ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                          $  970,548            $  988,656
  Securities sold under agreements
   to repurchase                                                        17,701                16,332
  Federal Home Loan Bank advances                                      296,531               267,492
  Mortgagors' escrow accounts                                            3,178                 2,819
  Income taxes payable                                                   6,324                 7,631
  Accrued expenses and other liabilities                                 4,740                 6,175
                                                                    ----------            ----------
      Total liabilities                                              1,299,022             1,289,105
                                                                    ----------            ----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value per share;
   3,000,000 shares authorized, none issued                                 --                    --
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized; 6,523,212 and 6,520,012
   shares issued in 1999 and 1998, respectively                            652                   652
  Additional paid-in capital                                            60,525                60,507
  Retained earnings                                                     62,139                58,716
  Accumulated other comprehensive income                                   607                 1,267
                                                                    ----------            ----------
       Total stockholders' equity                                      123,923               121,142
                                                                    ----------            ----------
       Total liabilities and stockholders' equity                   $1,422,945            $1,410,247
                                                                    ==========            ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     QUARTERS ENDED
                                                                        MARCH 31,
                                                              ----------------------------
                                                                 1999              1998
                                                              ----------        ----------
                                                        (In thousands, except per share amounts)
Interest and dividend income:
  Loans                                                       $   19,548        $   18,929
  Mortgage-backed securities                                       2,448             3,223
  Investment securities                                            2,134             1,748
  Short-term investments                                             132               247
                                                              ----------        ----------
     Total interest and dividend income                           24,262            24,147
                                                              ----------        ----------

Interest expense:
  Deposits                                                         8,794             9,869
  Federal Home Loan Bank advances                                  3,701             3,869
  Securities sold under agreements to repurchase                     333                89
                                                              ----------        ----------
     Total interest expense                                       12,828            13,827
                                                              ----------        ----------
     Net interest and dividend income                             11,434            10,320

Provision for loan losses                                             --                45
                                                              ----------        ----------
     Net interest and dividend income
          after provision for loan losses                         11,434            10,275
                                                              ----------        ----------

Non-interest income:
  Net gains from sales of assets held for sale                        93               150
  Mortgage banking income, net                                       217                16
  Losses on real estate operations, net                              (14)              (76)
  Other income                                                       903               943
                                                              ----------        ----------
     Total non-interest income                                     1,199             1,033
                                                              ----------        ----------

Non-interest expense:
  Salaries and employee benefits                                   2,327             3,097
  Office occupancy and equipment                                     747               655
  Data processing                                                    526               512
  Professional fees                                                  483               227
  Marketing                                                          212               231
  Mortgage banking expense                                           126               226
  Other operating expense                                            800               732
                                                              ----------        ----------
     Total non-interest expense                                    5,221             5,680
                                                              ----------        ----------

     Income before income tax expense                              7,412             5,628

Income tax expense                                                 2,620             1,926
                                                              ----------        ----------

     Net income                                               $    4,792        $    3,702
                                                              ==========        ==========



Basic earnings per share                                      $     0.73        $     0.57
                                                              ==========        ==========

Diluted earnings per share                                    $     0.71        $     0.55
                                                              ==========        ==========


Weighted average shares outstanding - basic                    6,521,968         6,463,498
Dilutive impact of stock options                                 183,167           217,513
                                                              ----------        ----------
Weighted average shares outstanding - diluted                  6,705,135         6,681,011



The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       Year Ended December 31, 1998 and Three Months Ended March 31, 1999
                                   (Unaudited)

                                                                                         ACCUMULATED        TOTAL
                                                    ADDITIONAL                              OTHER          STOCK-
                                          COMMON      PAID-IN     RETAINED   TREASURY   COMPREHENSIVE     HOLDERS'
                                           STOCK      CAPITAL     EARNINGS     STOCK       INCOME          EQUITY
                                          ------    ----------    --------   --------   -------------     --------
                                                                    (In thousands)

Balance at December 31, 1997               $517      $59,619      $45,814      $ --        $1,129         $107,079

Comprehensive income:
 Net income                                  --           --       17,386        --            --           17,386
 Other comprehensive income, net
  of tax:
 Unrealized holding gains arising
  during the period, net of taxes
  of $70                                     --           --           --        --           126              126
 Realized gains included in net
  income, net of taxes of $5                 --           --           --        --            12               12
                                                                                                          --------
   Total comprehensive income                                                                               17,524
 Dividends declared and
  paid ($0.69 per share)                    130         (130)      (4,484)       --            --           (4,484)
 Stock options exercised                      5        1,018           --                      --            1,023
                                           ----      -------      -------      ----        ------         --------
Balance at December 31, 1998                652       60,507       58,716        --         1,267          121,142

Comprehensive income:
 Net income                                  --           --        4,792        --            --            4,792
 Other comprehensive income, net
  of tax:
 Unrealized holding losses arising
  during the period, net of tax
  benefit of $450                            --           --           --        --          (660)            (660)
 Realized gains included in net
  income, net of taxes of $-0-               --           --           --        --            --               --
                                                                                                          --------
   Total comprehensive income                                                                                 (660)
 Dividends declared and
  paid ($0.21 per share)                     --           --       (1,369)       --            --           (1,369)
 Stock options exercised                     --           18           --        --            --               18
                                           ----      -------      -------      ----        ------         --------

Balance at March 31, 1999                  $652      $60,525      $62,139      $ --        $  607         $123,923
                                           ====      =======      =======      ====        ======         ========




The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              THREE MONTHS ENDED,
                                                                                   MARCH 31,
                                                                           -------------------------
                                                                             1999             1998
                                                                           ---------        --------
                                                                                 (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   4,792        $  3,702
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                      --              45
   Net (gains) losses on sales and provisions
     for other real estate owned                                                  (9)              3
   Net gains from sales of assets held for sale                                  (93)           (150)
   Depreciation and amortization                                                 356             377
   Amortization of fees, discounts and premiums, net                             149             107
   Deferred income taxes                                                        (245)           (157)
   (Increase) decrease in:
     Assets held for sale                                                      7,575          (4,505)
     Accrued interest receivable                                                (593)           (400)
     Mortgage servicing assets                                                   467             754
     Other assets                                                                 59             (23)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                                 359             205
     Accrued income taxes payable                                             (1,307)          1,821
     Accrued expenses and other liabilities                                   (1,435)           (430)
                                                                           ---------        --------
      Net cash provided by operating activities                               10,075           1,349
                                                                           ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                               (28,677)        (27,521)
     Proceeds from sales                                                          --             500
     Proceeds from maturities and redemptions                                    500              --
     Principal repayments                                                      6,962           4,786
   Investment and mortgage-backed securities held to maturity:
     Purchases                                                                    --         (10,041)
     Proceeds from maturities and redemptions                                  1,000              --
     Principal repayments                                                      9,373           7,097
   Purchases of whole loans                                                  (10,461)         (7,949)
   Purchases of mortgage servicing rights                                       (353)           (207)
   Net increase in loans                                                      (5,808)        (17,429)
   Capital expenditures on premises and equipment, net                          (244)           (205)
   Proceeds from sales of other real estate owned                                207             253
                                                                           ---------        --------
       Net cash used by investing activities                                 (27,501)        (50,716)
                                                                           ---------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                       (18,108)         28,766
   Net increase in securities sold
     under agreements to repurchase                                            1,369              35
   Proceeds from issuance of FHLB advances                                   136,100         100,000
   Principal repayments of FHLB advances                                    (107,061)        (70,432)
   Dividends paid                                                             (1,369)           (982)
   Stock options exercised                                                        18             212
                                                                           ---------        --------
       Net cash provided by financing activities                              10,949          57,599
                                                                           ---------        --------
Net increase (decrease) in cash equivalents                                   (6,477)          8,232
Cash and cash equivalents, at beginning of period                             45,437          35,736
                                                                           ---------        --------
Cash and cash equivalents, at end of period                                $  38,960        $ 43,968
                                                                           =========        ========

Statement continued on next page.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED,
                                                                                 MARCH 31,
                                                                           --------------------
                                                                             1999         1998
                                                                           -------      -------
                                                                                (In thousands)

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                          $12,896      $13,883
         Income taxes                                                        4,173          343
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale or investments available for sale           14,057       24,068
    Transfer of loans to other real estate owned                               167          172


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)        BASIS OF PRESENTATION

          The unaudited consolidated financial statements of Andover Bancorp, Inc. ("Andover" or the "Company") and its subsidiaries, including its principal subsidiaries, Andover Bank and Andover Bank NH (collectively the "Banks"), presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1998. Andover Bank (the "Bank") is a state chartered savings bank with its headquarters located in Andover, Massachusetts. Andover Bank NH ("ABNH") is a state chartered guaranty savings bank established in September, 1995 and headquartered in Salem, New Hampshire. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year. In the first quarter of 1999, the Company received the regulatory approvals necessary to merge ABNH with and into Andover Bank. This merger was anticipated to occur in the second quarter of 1999 but was postponed until the third quarter of 1999.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           NET YIELD ON EARNING ASSETS
                                   (Unaudited)

                                                                          QUARTERS ENDED MARCH 31,
                                                 -------------------------------------------------------------------------
                                                                1999                                  1998
                                                 ---------------------------------     -----------------------------------
                                                                INTEREST   AVERAGE                    INTEREST    AVERAGE
                                                  AVERAGE        EARNED/   YIELD/        AVERAGE       EARNED/     YIELD/
                                                  BALANCE         PAID     RATE(3)       BALANCE        PAID       RATE(3)
                                                 ----------     --------   -------     ----------      -------    --------
ASSETS
Interest-earning assets:
  Short-term investments                         $   11,263      $   132     4.75%     $   18,050      $   247      5.55%
  Investment securities (1)                         135,966        2,134     6.37         104,737        1,748      6.77
  Mortgage-backed securities (1)                    150,249        2,448     6.61         192,435        3,223      6.79
                                                 ----------      -------               ----------      -------
   Total investments                                297,478        4,714     6.43         315,222        5,218      6.71
                                                 ----------      -------               ----------      -------
  Residential loans (1) (2)                         756,156       12,776     6.85         729,725       12,985      7.22
  Commercial real estate loans (2)                  153,704        3,459     9.13         142,122        3,167      9.04
  Construction and land loans                        55,450        1,260     9.22          33,783          851     10.22
                                                 ----------      -------                ---------      -------
   Total real estate loans                          965,310       17,495     7.35         905,630       17,003      7.61
  Consumer loans (2)                                 60,928        1,196     7.96          67,306        1,450      8.74
  Commercial loans (2)                               41,882          857     8.30          20,092          476      9.61
                                                 ----------      -------               ----------      -------
   Total loans                                    1,068,120       19,548     7.42         993,028       18,929      7.73
                                                 ----------      -------               ----------      -------
   Total interest-earning assets                  1,365,598       24,262     7.21%      1,308,250       24,147      7.49%
                                                                 -------                               -------

Allowance for loan losses                           (11,050)                              (12,790)
Other real estate owned                                 208                                   414
Other assets                                         49,659                                49,824
                                                 ----------                            ----------
   Total assets                                  $1,404,415                            $1,345,698
                                                 ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                   $   92,081      $   181     0.80%     $   81,347      $   200      1.00%
  Savings accounts                                  201,860        1,597     3.21         153,902        1,369      3.61
  Money market deposit accounts                      96,088          656     2.77         106,563          770      2.93
  Certificates of deposit                           481,846        6,360     5.35         523,777        7,530      5.83
                                                 ----------      -------               ----------      -------
   Total interest-bearing deposits                  871,875        8,794     4.09         865,589        9,869      4.62
                                                 ----------      -------               ----------      -------

Borrowed funds:
  Reverse repurchase agreements                      29,283          333     4.61           7,239           89      4.99
  Federal Home Loan Bank advances                   275,014        3,701     5.46         273,891        3,869      5.73
                                                 ----------      -------               ----------      -------
   Total borrowed funds                             304,297        4,034     5.38         281,130        3,958      5.71
                                                 ----------      -------               ----------      -------
   Total interest-bearing liabilities             1,176,172       12,828     4.42%      1,146,719       13,827      4.89%
                                                                 -------                               -------

Demand deposits                                      95,297                                83,641
Other liabilities                                    13,067                                 9,518
                                                 ----------                            ----------
   Total liabilities                              1,284,536                             1,239,878
Stockholders' equity                                119,879                               105,820
                                                 ----------                            ----------
   Total liabilities and stock-
      holders' equity                            $1,404,415                            $1,345,698
                                                 ==========                            ==========

Net interest income                                              $11,434                               $10,320
                                                                 =======                               =======

Interest rate spread                                                         2.79%                                  2.60%
                                                                             ====                                   ====

Net yield on earning assets                                                  3.40%                                  3.20%
                                                                             ====                                   ====

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield has been calculated using interest income divided by the average balance of the amortized historical cost.
(2) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average amounts outstanding.
(3) The "Average Yield/Rate" calculation is based on an annualized basis reflecting 90 days in the first quarter of 1999 and 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1999

This quarterly report contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "intend", "estimate", "assume", "plan", and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of the risk factors set forth in the Company's filings with the Securities and Exchange Commission and those set forth below under the caption "Certain Factors That May Affect Future Results".

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS. The following important factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, performance or achievements including, without limitation, the Banks' continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Banks' lending areas, general and local economic conditions, the Banks' continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, unanticipated delays or expenses in achieving Year 2000 compliance experienced by the Company, its customers or suppliers, and changing regulatory requirements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $4.8 million, or $0.71 per diluted share, for the quarter ended March 31, 1999 as compared to net income of $3.7 million, or $0.55 per diluted share, in the corresponding quarter of 1998. The current quarter results include a pre-tax gain of $1.1 million from the curtailment of the Company's defined benefit pension plan. Andover's annualized return on average assets increased to 1.38% for the first quarter of 1999 compared to 1.12% in the first quarter of 1998. The annualized return on average stockholders' equity increased to 16.21% in the first quarter of 1999 from 14.19% in the first quarter of 1998.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $11.4 million for the first quarter of 1999 as compared to $10.3 million for the same period in 1998. This increase resulted from a 4.4% increase in average total interest-earning assets as well as an improved net interest margin. The 20 basis point increase in the net yield on earning assets to 3.40% for the first quarter of 1999 compared to 3.20% in the corresponding quarter of 1998, was due primarily to a 47 basis point decline on the rates paid on the interest-bearing liabilities, partially offset by a 28 basis point decline in the yield on the interest-earning assets. The overall decline in market interest rates has led to continued pressure on the yield on earning assets while providing opportunities to lower the Company's cost of funds.

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

There were no provisions for loan losses for the first quarter of 1999 versus a provision of $45,000 in the comparable period in 1998. In addition to the factors mentioned above, management considered several other factors in determining that no provision was needed in the first quarter of 1999. These factors include, without limitation, the level and mix of loan growth, the level of nonaccrual and delinquent loans, as well as charge-offs and recoveries. During the first quarter of 1999, the total loan portfolio increased by a modest 1.6%. In addition, nonaccrual loans decreased from year-end 1998 and delinquent loans decreased by 22.3% during the same period. Net recoveries totalled $668,000 for the first quarter of 1999 as compared to $27,000 in 1998. Management also believes that the allowance for loan losses will be adequate to absorb probable credit losses inherent in the loan and lease portfolio.

NON-INTEREST INCOME. Net gains from sales and redemptions of loans, investments and mortgage-backed securities held for sale and available for sale totalled $93,000 in the first quarter of 1999 as compared to $150,000 in the first quarter of 1998.

Mortgage banking income totalled $217,000 in the first quarter of 1999 versus income of $16,000 in the comparable quarter in 1998 due to a lower provision for the valuation allowance taken in the first quarter of 1998, offset by a decrease in the Company's servicing portfolio. Amortization expense totalled $648,000 and $499,000, respectively, for the quarters ended March 31, 1999 and 1998. In addition, the Company incurred provisions for the valuation allowance of $420,000 in the first quarter of 1998 due to the high prepayments experienced and expected to be experienced in the serviced loan portfolio. In this low interest rate environment, loans repay faster than expected, thereby causing the fair value of the mortgage servicing assets to decline. If interest rates continue to further decline or remain at low levels, it is possible that additional provisions for the valuation allowance may be necessary. The mortgage servicing assets are assessed for impairment on a quarterly basis. Loans serviced for investors totalled $852.6 million and $915.9 million, respectively, at March 31, 1999 and 1998.

The following table summarizes the activity in the valuation allowance on mortgage servicing assets for the quarters ended March 31, 1999 and 1998:

                                                      Quarters Ended
                                                         March 31,
                                                     ---------------
                                                       1999     1998
                                                     ------    -----
                                                      (In thousands)

Balance at beginning of period                       $1,125    $ 400
Provision for valuation allowance                        --      420
Charge-offs                                            (290)    (165)
                                                     ------    -----

Balance at end of period                             $  835    $  655
                                                     ======    ======

Losses of $14,000 on real estate operations were recognized in the first quarter of 1999 as compared to $76,000 in the first quarter of 1998 due to lower operating costs associated with other real estate owned.

Other income totalled $903,000 in the first quarter of 1999 as compared to $943,000 in the first quarter of 1998 primarily due to lower loan fees and miscellaneous income.

NON-INTEREST EXPENSE. Non-interest expenses decreased by $459,000, or 8.1%, to $5.2 million in the first quarter of 1999 from $5.7 million in the first quarter of 1998. The efficiency ratio (a ratio that measures operating expenses as a percentage of operating income) decreased from 50.4% in the first quarter of 1998 to 41.6% in the comparable period of 1999. The primary reason for the decrease in non-interest expenses was a $1.1 million pre-tax benefit derived from the curtailment of the Company's defined benefit pension plan, partially offset by higher operating costs.

Salaries and employee benefits, the largest component of non-interest expense decreased $770,000, or 24.9%, from $3.1 million to $2.3 million due to the recognition of a pre-tax gain of $1.1 million from the curtailment of its defined benefit pension plan. Partially offsetting this pre-tax gain were increased costs associated with an increased number of employees, enhanced benefits and merit salary increases.

Office occupancy and equipment expenses increased 14.1% or $92,000 for the first quarter of 1999 versus the corresponding period of 1998, primarily due to increased depreciation of equipment.

Data processing expenses experienced a modest increase from the first quarter of 1998 to the corresponding quarter in 1999.

Professional fees increased $256,000 to $483,000 in the first quarter of 1999 from $227,000 in the first quarter of 1998 due to increased legal and corporate consulting fees. Some of these costs relate to the proposed merger of ABNH into the Bank and are therefore, non-recurring expenses.

Marketing expenses decreased 8.2% from 1998 to $212,000 in the first quarter of 1999 due to a reduced level of advertised promotions.

Mortgage banking expenses decreased 44.3% or $100,000 in the first quarter of 1999 versus 1998's first quarter due to reduced costs associated with a lower serviced loan portfolio.

Other operating expenses increased 9.3% from the first quarter of 1998 to $800,000 in the corresponding quarter in 1999 due to increased costs resulting from running a larger organization.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $2.6 million and $1.9 million on its financial statement earnings for the first quarters of 1999 and 1998, respectively. The effective tax rate for the first quarter of 1999 was 35.3%, as compared to 34.2% for the corresponding period in 1998. The lower than anticipated effective tax rate in the first quarter of 1999 was due to a state tax credit while the lower effective tax rate in 1998 was due to a state tax refund.

FINANCIAL CONDITION

Total assets increased slightly from $1,410.2 million at December 31, 1998 to $1,422.9 million at March 31, 1999. Increases in investments available for sale and the loan portfolio were funded by the growth experienced in the FHLB advances during the first three months of 1999.

LOANS. The following table shows the composition of the Company's loan portfolio at March 31, 1999 and December 31, 1998. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                                   3/31/99         12/31/98
                                                 ----------       ----------
                                                      (In thousands)

Real estate loans:
  Residential                                    $  750,527         $740,009
  Commercial                                        154,521          158,377
  Construction and land                              56,039           56,568
                                                 ----------       ----------
    Total real estate loans                         961,087          954,954
                                                 ----------       ----------
Consumer loans                                       59,843           61,851
Commercial loans                                     46,617           33,960
                                                 ----------       ----------
    Total loans                                  $1,067,547       $1,050,765
                                                 ==========       ==========

Total loans increased $16.8 million during the first three months of 1999 to $1,067.5 million at March 31, 1999, primarily due to increases in the residential real estate portfolio. The increase in the residential loan portfolio was aided by the favorable interest rate environment causing both a strong home purchase and heavy mortgage refinance activity.

Originations of all loan types are sensitive to the interest rate environment, the capacity for borrowing and real estate values, current and anticipated economic conditions as well as the competitive landscape. Due to the favorable interest rates experienced in the first three months of 1998 and 1999, residential loan originations totalled $87.1 million and $73.8 million, respectively. Residential loan balances increased only $10.5 million during the first quarter of 1999 primarily due to the heavy refinancings as well as securitization of certain fixed-rate loans, regular amortization and loan prepayments.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans and lease loans, increased $8.3 million during the first three months of 1999. Originations of corporate loans reflect the Company's increased interest for this type of loan, higher real estate values and the formation of the leasing subsidiary at the end of 1997. Corporate loan originations totalled $37.7 million and $24.8 million, respectively, for the three months ended March 31, 1999 and 1998.

Consumer loan balances decreased by approximately 13% on an annualized basis, to $59.8 million at March 31, 1999, primarily due to payoffs of the home equity loan balances and second mortgages resulting from the strong first mortgage refinance activity.

RISK ELEMENTS. The following table shows the composition of non-performing assets at March 31, 1999 and December 31, 1998:

                                                     3/31/99           12/31/98
                                                     -------           --------
                                                      (Dollars in thousands)

Nonaccruing loans                                     $3,160            $3,240
Other real estate owned                                  221               252
                                                      ------            ------
    Total non-performing assets                       $3,381            $3,492
                                                      ======            ======

Total non-performing assets as a
 percentage of total assets                              0.2%              0.2%

Significant progress has been made over the past several years in reducing total non-performing assets. A significant portion of the non-performing assets are secured by mixed-use commercial and multi-family real estate located in Lawrence, Massachusetts. This city had been especially hard hit with declines in real estate values due to increased vacancies and rapid turnover in the multi-family investor-owned properties. Continued deterioration in this market area will adversely impact the collectibility of residential and commercial real estate loans and may result in an increase in non-performing assets. At March 31, 1999, approximately $983,000, or 29.1%, of non-performing assets were secured by properties located in Lawrence, consisting primarily of mixed-use commercial and multi-family properties, as compared to approximately $1.4 million at December 31, 1998.

At March 31, 1999, total impaired loans were $2.0 million, of which $483,000 had related allowances of $38,000 and $1.5 million which did not require a related allowance. During the three months ended March 31, 1999, the average recorded value of impaired loans was $2.2 million.

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

The following table shows the composition of nonaccruing loans at March 31, 1999 and December 31, 1998:

                                                   3/31/99        12/31/98
                                                   -------        --------
                                                    (Dollars in thousands)

Residential real estate                            $ 1,044        $   932
Commercial real estate                               1,321          2,023
Commercial                                             771            255
Consumer                                                24             30
                                                   -------        -------
  Total nonaccrual loans                           $ 3,160        $ 3,240
                                                   =======        =======

Allowance for loan losses                          $11,154        $10,486
                                                   =======        =======

Allowance for loan losses as a
 percentage of nonaccruing loans                    352.97%        323.64%
Allowance for loan losses as a
 percentage of total loans                            1.04%          1.00%

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters ended March 31, 1999 and 1998.

                                                         Quarters Ended
                                                            March 31,
                                                     -----------------------
                                                       1999           1998
                                                     -------         -------
                                                      (Dollars in thousands)

Balance at beginning of period                       $10,486         $12,521
Provision for loan losses                                 --              45
Charge-offs:
 Residential real estate                                 (88)           (150)
 Commercial real estate                                  (20)           (263)
 Construction and land                                    --              --
 Commercial                                              (15)             --
 Consumer                                                 (1)             (2)
                                                     -------         -------
  Total charge-offs                                     (124)           (415)
                                                     -------         -------
Recoveries:
 Residential real estate                                   4               4
 Commercial real estate                                  539             188
 Construction and land                                    --             195
 Commercial                                              236              48
 Consumer                                                 13               7
                                                     -------         -------
  Total recoveries                                       792             442
                                                     -------         -------
Net recoveries                                           668              27
                                                     -------         -------
Balance at end of period                             $11,154         $12,593
                                                     =======         =======

Ratio of annualized net recoveries
  to average loans outstanding                          0.25%           0.01%

Management analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Results of Operations - Provision for Loan Losses".

INVESTMENTS. As of March 31, 1999, the Company's total investment portfolio amounted to $288.7 million for an increase of $6.2 million from December 31, 1998. The increase in the first quarter of 1999 was primarily due to purchases of various investments available for sale, including U.S. government and federal agency obligations, corporate bonds and mortgage-backed securities, totalling $28.7 million. However, these purchases were offset by significant principal repayments in the mortgage-backed portfolio and a lower federal funds sold position.

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

The following table presents the composition and carrying values of the investment portfolio at March 31, 1999 and December 31, 1998:

                                                                3/31/99           12/31/98
                                                                --------          --------
                                                                      (In thousands)

SHORT-TERM INVESTMENTS                                          $ 12,700          $ 16,100
                                                                ========          ========
INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
U.S. government and federal agency obligations                  $ 71,690          $ 62,556
Other bonds and obligations                                       45,775            37,561
                                                                --------          --------
   Total bonds and obligations                                   117,465           100,117
                                                                --------          --------
GNMA mortgage-backed securities                                   31,859            35,884
FHLMC participation certificates                                  24,486            26,981
FNMA pass-through certificates                                     7,176             2,509
Collateralized mortgage obligations                                4,463                --
                                                                --------          --------
   Total mortgage-backed securities                               67,984            65,374
                                                                --------          --------
   Total investments available for sale                         $185,449          $165,491
                                                                ========          ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations                  $  8,521          $  8,526
Other bonds and obligations                                        3,537             4,545
                                                                --------          --------
   Total bonds and obligations                                    12,058            13,071
                                                                --------          --------
FHLMC participation certificates                                  26,331            30,207
FNMA pass-through certificates                                    30,869            35,435
GNMA mortgage-backed securities                                    2,368             2,576
Collateralized mortgage obligations                               18,404            19,080
Other asset-backed securities                                        503               551
                                                                --------          --------
   Total mortgage-backed securities                               78,475            87,849
                                                                --------          --------
   Total investments held to maturity                           $ 90,533          $100,920
                                                                ========          ========
   Total investments                                            $288,682          $282,511
                                                                ========          ========


The following table shows the gross unrealized gains and losses by major categories of securities as of March 31, 1999:

                                                               Unrealized         Unrealized
                                                                  Gains             Losses
                                                               ----------         ----------
                                                                      (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations                    $  720             $ (76)
Other bonds and obligations                                          243              (257)
Mortgage-backed securities                                           625              (273)
                                                                  ------             -----
    Total investments available for sale                          $1,588             $(606)
                                                                  ------             -----
INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations                    $   98             $  --
Other bonds and obligations                                           74                --
Mortgage-backed securities                                         1,142              (187)
                                                                  ------             -----
    Total investments held to maturity                             1,314              (187)
                                                                  ------             -----
    Total unrealized gains and losses                             $2,902             $(793)
                                                                  ======             =====

At March 31, 1999, the Company's net unrealized gain on investments available for sale amounted to $982,000, a fair value decrease of $1.1 million from an unrealized gain of $2.1 million at December 31, 1998. At March 31, 1999, the Company's net unrealized gain on investments held to maturity totalled $1.1 million, for a decrease of $465,000 from an unrealized gain of $1.6 million at December 31, 1998. The changes in the net unrealized gains on the total investment portfolio from year-end 1998 were primarily due to an increase in market interest rates at the end of the first quarter of 1999.

DEPOSITS AND BORROWED FUNDS. Total deposits decreased $18.1 million to $970.5 million at March 31, 1999 from $988.7 million at December 31, 1998. This decrease was most pronounced in certificates of deposits which declined by $13.1 million. In addition, demand deposits and NOW accounts decreased by $9.0 million and $5.4 million, respectively, during the first quarter of 1999. Offsetting these decreases, however, was an increase of $9.7 million or 4.9% in savings accounts during the first three months of 1999. The decline in the transactional balances resulted from the high level of refinancing activity which caused the custodial accounts and legal conveyances accounts to be higher at year-end 1998. The decline in the certificates of deposits during the first quarter reflects the continued shift from longer maturity term deposits into core deposits without fixed maturities.

The following table shows the composition of the Company's deposits at March 31, 1999 and December 31, 1998:

                                                      3/31/99           12/31/98
                                                     --------           --------
                                                            (In thousands)

Demand deposit accounts                              $ 93,992           $103,029
NOW accounts                                           97,277            102,635
Money market deposit accounts                          95,898             96,332
Savings accounts                                      209,025            199,304
Certificates of deposit                               474,356            487,356
                                                     --------           --------

     Total deposits                                  $970,548           $988,656
                                                     ========           ========


In order to fund the growth in total assets, the Banks offset the decline in deposits with increased borrowings. Federal Home Loan Bank advances increased $29.0 million from December 31, 1998 to $296.5 million at March 31, 1999. Securities sold under agreements to repurchase increased slightly during the quarter to $17.7 million at March 31, 1999.

LIQUIDITY. The goal of the Company's liquidity management process is to assess its funding requirements so as to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from its bank subsidiaries. In the first quarter of 1999, the Company made payments of dividends to its stockholders in the amount of $1.4 million. In April, 1999, the Company declared a dividend in the amount of $1.4 million, payable in the second quarter of 1999.

The Banks have a diverse base of funding sources including customer deposits, borrowed funds, repayments, prepayments and amortization of the investment and loan portfolios. A portion of the Banks' deposits represent core deposits, which management believes are relatively insensitive to fluctuations in interest rates. Sources of borrowed funds include funds purchased from other banks, customer repurchase agreements, the sale of securities under repurchase agreements and, in the case of the Bank, borrowings from the FHLB, of which the Bank is a voluntary member. The Banks may also obtain funds from the Federal Reserve Bank of Boston by pledging certain assets.

Cash flows provided by operations increased $8.7 million to $10.1 million in the first three months of 1999, as compared to $1.3 million in the corresponding period of 1998, primarily due to a decrease in assets held for sale. Cash flows used by investing activities decreased by $23.2 million to $27.5 million for the three months ended March 31, 1999, as compared to $50.7 million during the equivalent period last year. This decrease was mainly attributable to a reduction in purchases of securities held to maturity and a smaller increase in loans over the 1998 levels. Cash flows provided by financing activities decreased $46.7 million for the three months ended March 31, 1999 to $10.9 million, as compared to $57.6 million in the equivalent period in 1998. This financing activity decline was due to a net decrease in deposits over 1998's amounts.

At March 31, 1999, the Company had home equity, reserve credit and commercial unadvanced lines of credit totalling $97.4 million. Outstanding commitments to originate loans totalled $52.7 million. Unadvanced portions of construction and land loans amounted to $28.6 million. Standby letters of credit were $2.9 million. Loans sold with recourse totalled $1.7 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.


CAPITAL RESOURCES. The following table presents regulatory capital ratios under current regulatory and risk-based capital requirements as of March 31, 1999:

                             Leverage Capital Ratio    Risk-Based Capital Ratio
                             ----------------------    ------------------------
                                     Tier 1             Tier 1           Total
                             ----------------------     ------           -----

Andover Bancorp, Inc.                 8.78%             14.13%           15.38%
Andover Bank                          8 07%             13.07%           14.32%
Andover Bank NH                       9.72%             14.68%           15.49%

Current minimum regulatory requirements as of March 31, 1999 were 4.0% for the leverage capital ratio and 4.0% and 8.0%, respectively, for the Tier 1 and total risk-based capital ratios. As of March 31, 1999, the most recent notification from the FDIC categorized the Banks as well capitalized under the prompt corrective action provisions. Therefore, the Banks are entitled to pay the lowest deposit premium possible.

YEAR 2000 READINESS DISCLOSURE. The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

This section contains certain statements that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe", "expect", "anticipate", "intend", "estimate", "assume", "plan", and other similar expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the modification and testing phases of its Year 2000 project plan as well as its Year 2000 contingency plans; its estimated cost of achieving Year 2000 readiness; and the Company's belief that its internal systems will be Year 2000 compliant in a timely manner. The Company's readiness for the Year 2000, and the eventual effects of the Year 2000 on the Company may be materially different than currently projected. This may be due to, among other things, unanticipated delays and expenses in the completion of the Company's Year 2000 initiative, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; the failure of its proposed contingency plans, if such contingency plans become necessary, to achieve their desired result and the failure of governmental agencies and third parties with whom the Company has a significant business relationship to achieve Year 2000 readiness.

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

The Company started its Year 2000 initiative in early 1997. The Company has completed its assessment of Year 2000 issues, developed a plan, tested its various software information systems, hardware components and non-technology systems and arranged for the required human and financial resources to complete its necessary remediation efforts. The Company has substantially completed the remediating, testing and returning to production all of its critical applications. Testing of the Company's non-critical applications will continue into 1999 and will be completed prior to any anticipated impact of the Year 2000 issue on its operating systems.

The Company has considered various contingency plans for its critical applications, including the possibility of obtaining alternative vendors or replacement systems. Based on its assessment of their progress to date, the Company has determined to rely on the ability of the Company's service bureau and other critical vendors to achieve Year 2000 readiness. This assessment has included multiple visits with the Company's service bureau, discussions with the other critical vendors, reviewing each vendor's compliance in meeting its own targeted deadlines as well as continuously monitoring each vendor by the Company. In addition, the Company has actively participated in the testing of its critical applications in conjunction with its significant vendors. However, contingency plans beyond this reliance on vendor compliance have not been established in the event that these critical vendors are unable to achieve Year 2000 readiness.

The Company has worked on a number of alternative solutions for their non-technology systems such as heat, electric and telephone services. This has involved seeking alternative vendors and sources such as generators to provide heat in case of an electric failure or cellular phones in lieu of traditional phone lines. Should the Company's worst case scenario, the loss of electric power, occur, the Company will have in place an electric generator at its main office. This will allow the Company to continue to run its core operating system. Transactions that would be performed at a number of the Company's locations would then have to be transported to the main office for input. This would continue until such time as normal electric power is restored.

The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems and hardware components for Year 2000 modifications. Included in other noninterest expenses are charges incurred in connection with the modification or replacement of software and hardware in order for the Company's computer systems to properly recognize the Year 2000 expenses. The expenses incurred and hardware capitalized totalled approximately $50,000 for the quarter ended March 31, 1999 and $300,000 over the course of the project incurred to date. The Company expects that the majority of the costs that will be incurred (as discussed below) will be to replace or upgrade existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policy while miscellaneous consulting, maintenance and modification costs will be expensed as incurred.

The Company continues to evaluate the estimated costs associated with achieving Year 2000 readiness based on its experience to date. Based on current estimates, the remaining costs of its efforts to achieve Year 2000 readiness are not expected to exceed $350,000. However, no assurance can be given that the Company or the third party vendors to whom the Company outsources its information systems will solve such issues in a successful and timely fashion or that the costs of such efforts will not exceed current estimates. If the Company does not solve such issues, or does not do so in a timely manner, the Year 2000 issue could have a material adverse impact on the Company's business, future operating results and financial condition.

Bank regulatory agencies have issued guidance under which they are assessing Year 2000 readiness. The failure of a financial institution, such as Andover, to take appropriate action to address Year 2000 issues may result in enforcement actions which could have a material adverse effect on such institution, result in the imposition of civil money penalties, or result in the delay of applications seeking to acquire other entities or otherwise expand the institution's activities.

RECENT ACCOUNTING DEVELOPMENTS. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes new accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. Early application is encouraged but restatement of prior periods is prohibited. SFAS 133 is not expected to have a material impact on the consolidated financial statements of the Company.

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK. The Company's interest rate risk and asset and liability management are the responsibility of Andover's Asset/Liability Management Committee (ALCO). The ALCO Committee actively manages and monitors its interest rate risk exposure and reports its findings to the Board of Directors on a regular basis.

Interest rate risk, including mortgage prepayment risk, or market risk, is by far the most significant non-credit related risk to which the Company is exposed. Net interest income, the Banks' primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities on the Company's balance sheet.

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

For further information regarding quantitative and qualitative disclosures about market risk, please refer to the consolidated financial statements of the Company as of and for the year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings
             Not Applicable

ITEM 2   Changes in Securities and Use of Proceeds
             Not Applicable

ITEM 3   Defaults Upon Senior Securities
             Not Applicable

ITEM 4   Submission of Matters to a Vote of Security Holders

             The 1999 Annual Meeting of Shareholders of the registrant was held on April 29, 1999. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. In addition, the following individuals continued to remain members of the Board of Directors following the meeting: Thomas F. Caffrey, Naomi A. Gardner, Cornelius J. McCarthy and Robert J. Scribner. Other matters voted on at the meeting included ratification of KPMG Peat Marwick LLP as Andover's independent auditors. Votes were cast as follows:

             I.   Election of three Class III Directors

                          Nominee                  For               Withheld
                          -------               ---------            --------

                    Clifford E. Elias           5,394,291             290,622
                    Gerald T. Mulligan          5,417,925             266,988
                    Fred P. Shaheen             5,410,771             274,143


             II.  Ratification of KPMG Peat Marwick LLP as Independent Auditors

                                                                        Broker
                  For              Against          Abstain            Non Vote
               ---------           -------          -------            --------
               5,565,230           101,064          18,619                --

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

                                          ANDOVER BANCORP, INC.




May 11, 1999                                 /s/ Gerald T. Mulligan
                                             ----------------------------------
                                             Gerald T. Mulligan
                                             President and
                                             Chief Executive Officer




May 11, 1999                                 /s/ Joseph F. Casey
                                             ----------------------------------
                                             Joseph F. Casey
                                             Chief Financial Officer
                                             and Treasurer