Form 10-Q
period 1999-06-30
ANDOVER BANCORP INC
filed 1999-08-05
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 1999 or
                               -------------

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________________ to ______________________


                         Commission File Number 0-16358
                                                --------

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

                 Class: Common Stock, par value $0.10 per share
               Outstanding as of August 2, 1999: 6,527,472 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES

                                      Index

                         PART I - FINANCIAL INFORMATION



                                                                            Page


ITEM 1    Financial Statements

              Consolidated Balance Sheets                                      1

              Consolidated Statements of Operations                            2

              Consolidated Statements of Changes in
                Stockholders' Equity                                           3

              Consolidated Statements of Cash Flows                          4-5

              Notes to Consolidated Financial
                Statements                                                     6

              Analysis of Net Yield on Earning Assets                          7


ITEM 2    Management's Discussion and Analysis of                           8-20
          Financial Condition and Results of Operations
              For the Quarter Ended June 30, 1999
              For the Six Months Ended June 30, 1999

ITEM 3    Quantitative and Qualitative Disclosure About Market Risk           18

                     PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                                   21

ITEM 2    Changes in Securities                                               21

ITEM 3    Defaults upon Senior Securities                                     21

ITEM 4    Submission of Matters to a Vote of Security Holders                 21

ITEM 5    Other Information                                                   21

ITEM 6    Exhibits and Reports on Form 8-K                                    21

Signatures                                                                    22

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                    JUNE 30, 1999     DECEMBER 31, 1998
                                                                    -------------     -----------------
                                                                                (In thousands)
                                     ASSETS

Cash and due from banks                                               $   30,607        $   29,337
Short-term investments                                                       ---            16,100
                                                                      ----------        ----------
  Cash and cash equivalents                                               30,607            45,437
                                                                      ----------        ----------
Assets held for sale, at lower of
  cost or market                                                           2,280            11,282
Investments available for sale (amortized
   cost of $220,035 in 1999 and $163,399
   in 1998)                                                              218,269           165,491
Investments held to maturity (market value
   of $77,552 in 1999 and $102,512 in 1998)                               77,849           100,920
Loans                                                                  1,103,091         1,050,765
Allowance for loan losses                                                (11,274)          (10,486)
                                                                      ----------        ----------
  Net loans                                                            1,091,817         1,040,279
                                                                      ----------        ----------

Mortgage servicing assets, net                                             8,735             8,956
Other real estate owned, net                                                  94               252
Premises and equipment, net                                                9,137             9,255
Accrued interest receivable                                                8,444             7,432
Stock in FHLBB, at cost                                                   16,628            15,747
Net deferred income taxes receivable                                       4,733             2,925
Other assets                                                               2,542             2,271
                                                                      ----------        ----------
      Total assets                                                    $1,471,135        $1,410,247
                                                                      ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                            $  973,288        $  988,656
  Federal Home Loan Bank advances and other borrowings                   358,745           283,824
  Mortgagors' escrow accounts                                              2,542             2,819
  Income taxes payable                                                     5,903             7,631
  Accrued expenses and other liabilities                                   5,015             6,175
                                                                      ----------        ----------
      Total liabilities                                                1,345,493         1,289,105
                                                                      ----------        ----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value per share;
   3,000,000 shares authorized, none issued                                  ---               ---
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized; 6,525,837 and 6,520,012
   shares issued in 1999 and 1998, respectively                              653               652
  Additional paid-in capital                                              60,572            60,507
  Retained earnings                                                       65,518            58,716
  Accumulated other comprehensive income (loss)                           (1,101)            1,267
                                                                      ----------        ----------
       Total stockholders' equity                                        125,642           121,142
                                                                      ----------        ----------
       Total liabilities and stockholders' equity                     $1,471,135        $1,410,247
                                                                      ==========        ==========





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                        QUARTERS ENDED                  SIX MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                            -------                         -------
                                                                      1999          1998               1999            1998
                                                                      ----          ----               ----            ----
                                                                           (In thousands, except per share amounts)
   Interest and dividend income:
     Loans                                                           $19,865       $19,366            $39,413         $38,295
     Mortgage-backed securities                                        2,225         3,077              4,673           6,300
     Investment securities                                             2,415         1,844              4,549           3,592
     Short-term investments                                               69           200                201             447
                                                                     -------       -------            -------         -------
        Total interest and dividend income                            24,574        24,487             48,836          48,634
                                                                     -------       -------            -------         -------

   Interest expense:
     Deposits                                                          8,478         9,898             17,272          19,767
     Federal Home Loan Bank advances and other
        borrowings                                                     4,338         4,235              8,372           8,193
                                                                     -------       -------            -------         -------
        Total interest expense                                        12,816        14,133             25,644          27,960
                                                                     -------       -------            -------         -------
        Net interest and dividend income                              11,758        10,354             23,192          20,674

   Credit for loan losses                                                ---        (2,250)               ---          (2,205)
                                                                     -------        ------            -------         -------
        Net interest and dividend income
          after credit for loan losses                                11,758        12,604             23,192          22,879
                                                                     -------       -------            -------         -------

   Non-interest income:
     Net gains (losses) from sales of assets held
        for sale and investments available for sale                       (7)          192                 86             342
     Mortgage banking income, net                                        302           223                519             239
     Gains (losses) on real estate operations, net                       (20)          100                (34)             24
     Other income                                                        887           904              1,790           1,847
                                                                     -------       -------            -------         -------
        Total non-interest income                                      1,162         1,419              2,361           2,452
                                                                     -------       -------            -------         -------

   Non-interest expense:
     Salaries and employee benefits                                    2,957         3,146              5,284           6,243
     Office occupancy and equipment                                      811           752              1,558           1,407
     Data processing                                                     575           493              1,101           1,005
     Professional fees                                                   225           202                708             429
     Marketing                                                           212           162                424             393
     Mortgage banking expense                                             59           109                185             335
     Other operating expense                                             605           839              1,405           1,571
                                                                     -------       -------            -------          ------
        Total non-interest expense                                     5,444         5,703             10,665          11,383
                                                                     -------        ------            -------         -------

        Income before income tax expense                               7,476         8,320             14,888          13,948

   Income tax expense                                                  2,727         3,070              5,347           4,996
                                                                     -------       -------            -------         -------

        Net income                                                   $ 4,749       $ 5,250            $ 9,541         $ 8,952
                                                                     =======       =======            =======         =======



   Basic earnings per share                                            $0.73         $0.81              $1.46           $1.38
                                                                       =====         =====              =====           =====


   Diluted earnings per share                                          $0.71         $0.78              $1.42           $1.34
                                                                       =====         =====              =====           =====


   Weighted average shares outstanding - basic                     6,525,061     6,477,526          6,523,523       6,470,551
   Dilutive impact of stock options                                  180,602       227,062            181,877         222,123
                                                                   ---------     ---------          ---------       ---------
   Weighted average shares outstanding - diluted                   6,705,663     6,704,588          6,705,400       6,692,674
                                                                   =========     =========          =========       =========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         Year Ended December 31, 1998 and Six Months Ended June 30, 1999
                                   (Unaudited)






                                                                                                         ACCUMULATED        TOTAL
                                                        ADDITIONAL                                          OTHER          STOCK-
                                          COMMON          PAID-IN         RETAINED        TREASURY      COMPREHENSIVE     HOLDERS'
                                           STOCK          CAPITAL         EARNINGS          STOCK          INCOME          EQUITY
                                           -----          -------         --------          -----          ------          ------
                                                                        (In thousands)

Balance at December 31, 1997                 $517         $59,619            $45,814         $---           $1,129        $107,079

Comprehensive income:
 Net income                                   ---             ---             17,386          ---              ---          17,386
 Other comprehensive income:
 Unrealized holding gains arising
  during the period, net of taxes
  of $70                                      ---             ---                ---          ---              126             126
 Realized gains included in net
  income, net of taxes of $5                  ---             ---                ---          ---               12              12
                                                                                                                          --------
   Total comprehensive income                                                                                               17,524
 Dividends declared and
  paid ($0.69 per share)                                                      (4,484)         ---              ---          (4,484)
  Par value adjustment for stock
   split                                      130            (130)               ---          ---              ---             ---
 Stock options exercised                        5           1,018                ---                           ---           1,023
                                             ----         -------            -------        -----           ------        --------
Balance at December 31, 1998                  652          60,507             58,716          ---            1,267         121,142

Comprehensive income:
 Net income                                   ---             ---              9,541          ---              ---           9,541
 Other comprehensive income (loss):
 Unrealized holding losses arising
  during the period, net of tax
  benefit of $1,490                           ---             ---                ---          ---           (2,368)         (2,368)
 Realized gains included in net
  income, net of taxes of $0                  ---             ---                ---          ---              ---             ---
                                                                                                                          --------
   Total comprehensive income                                                                                                7,173
 Dividends declared and
  paid ($0.42 per share)                      ---             ---             (2,739)         ---              ---          (2,739)
 Stock options exercised                        1              65                ---          ---              ---              66
                                             ----         -------            -------       ------          -------        --------
Balance at June 30, 1999                     $653         $60,572            $65,518       $  ---          $(1,101)       $125,642
                                             ====         =======            =======       ======          =======        ========







               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                    SIX MONTHS ENDED,
                                                                                         JUNE 30,
                                                                                         --------
                                                                                1999                1998
                                                                                ----                ----
                                                                                     (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  9,541           $ 8,952
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Credit for loan losses                                                          ---            (2,205)
   Net gains on sales and provisions
     for other real estate owned                                                    (5)             (141)
   Net gains from sales of investments available for sale                          ---               (17)
   Net gains from sales of assets held for sale                                    (86)             (325)
   Depreciation and amortization                                                   730               660
   Amortization of fees, discounts and premiums, net                               336               235
   Deferred income taxes                                                          (318)              462
   (Increase) decrease in:
     Assets held for sale                                                        9,088               655
     Accrued interest receivable                                                (1,012)             (436)
     Mortgage servicing assets                                                   1,094             1,182
     Other assets                                                                 (271)             (879)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                                  (277)             (157)
     Accrued income taxes payable                                               (1,728)            1,836
     Accrued expenses and other liabilities                                     (1,160)               96
                                                                              --------           -------
      Net cash provided by operating activities                                 15,932             9,918
                                                                              --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                                 (76,776)          (37,543)
     Proceeds from sales                                                           ---             3,017
     Proceeds from maturities and redemptions                                    7,063             1,500
     Principal repayments                                                       12,806            12,174
   Investment and mortgage-backed securities held to maturity:
     Purchases                                                                     ---           (10,041)
     Proceeds from maturities and redemptions                                    1,000               ---
     Principal repayments                                                       22,032            19,237
   Net change FHLB stock                                                          (881)              ---
   Purchases of whole loans                                                    (15,708)          (13,873)
   Purchases of mortgage servicing rights                                         (873)             (496)
   Net increase in loans                                                       (36,062)          (37,463)
   Capital expenditures on premises and equipment, net                            (612)             (558)
   Proceeds from sales of other real estate owned                                  369               803
                                                                              --------           -------
       Net cash used by investing activities                                   (87,642)          (63,243)
                                                                              --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                         (15,368)           25,011
   Net increase (decrease) in other borrowings                                  37,849           (28,384)
   Proceeds from issuance of FHLB advances                                      55,000            90,000
   Principal repayments of FHLB advances                                       (17,928)          (25,871)
   Dividends paid                                                               (2,739)           (2,148)
   Stock options exercised                                                          66               365
                                                                              --------           -------
       Net cash provided by financing activities                                56,880            58,973
                                                                              --------           -------
Net increase (decrease) in cash equivalents                                    (14,830)            5,648
Cash and cash equivalents, at beginning of period                               45,437            35,736
                                                                              --------           -------
Cash and cash equivalents, at end of period                                   $ 30,607           $41,384
                                                                              ========           =======


Statement continued on next page.



                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)




                                                                                    SIX MONTHS ENDED,
                                                                                         JUNE 30,
                                                                                         --------
                                                                                1999                1998
                                                                                ----                ----
                                                                                     (In thousands)
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
         Interest                                                             $ 25,757           $ 26,856
         Income taxes                                                            5,893              2,597
    Cash received during the period for:
         Income taxes                                                              ---                 82
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed
       securities held for sale or investments available
       for sale                                                                 23,108             25,133
    Transfer of loans to other real estate owned                                   206                504








                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1)        BASIS OF PRESENTATION
          The unaudited consolidated financial statements of Andover Bancorp, Inc. ("Andover" or the "Company") and its subsidiaries, including its principal subsidiaries, Andover Bank and Andover Bank NH (collectively the "Banks"), presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1998. Andover Bank (the "Bank") is a state chartered savings bank with its headquarters located in Andover, Massachusetts. Andover Bank NH ("ABNH") is a state chartered guaranty savings bank established in September, 1995 and headquartered in Salem, New Hampshire. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year. The Company merged Andover Bank NH with and into Andover Bank effective upon the close of business June 30, 1999.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                     ANALYSIS OF NET YIELD ON EARNING ASSETS
                                   (Unaudited)




                                                                    QUARTERS ENDED JUNE 30,
                                                        1999                                 1998
                                             ------------------------------       ------------------------------
                                                          INTEREST    AVERAGE                INTEREST    AVERAGE
                                           AVERAGE        EARNED/     YIELD/     AVERAGE     EARNED/     YIELD/
                                           BALANCE        PAID        RATE(4)    BALANCE     PAID        RATE(4)
                                           -------        ----        -------    -------     ----        -------
ASSETS
Interest-earning assets:
  Short-term investments                   $    5,949     $    69      4.65%   $   14,705     $   200      5.46%
  Investment securities (1)(2)                147,945       2,415      6.55       111,485       1,844      6.63
  Mortgage-backed securities (1)              138,559       2,225      6.44       187,625       3,077      6.58
                                           ----------     -------              ----------     -------
   Total investments                          292,453       4,709      6.46       313,815       5,121      6.55
                                           ----------     -------              ----------     -------
  Residential loans (1) (3)                   762,398      12,861      6.77       752,995      13,313      7.09
  Commercial real estate loans (3)            164,493       3,593      8.76       142,310       3,146      8.87
  Construction and land loans                  62,536       1,396      8.95        36,728         945     10.32
                                           ----------     -------               ---------     -------
   Total real estate loans                    989,427      17,850      7.24       932,033      17,404      7.49
  Consumer loans (3)                           59,056       1,164      7.91        66,262       1,398      8.46
  Commercial loans and leases (3)              43,026         851      7.93        23,301         564      9.71
                                           ----------     -------              ----------     -------
   Total loans                              1,091,509      19,865      7.30     1,021,596      19,366      7.60
                                           ----------     -------              ----------     -------
   Total interest-earning assets            1,383,962      24,574      7.12%    1,335,411      24,487      7.35%
                                                          -------                             -------

Allowance for loan losses                     (11,187)                            (12,634)
Other assets                                   59,680                              54,840
                                           ----------                          ----------
   Total assets                            $1,432,455                          $1,377,617
                                           ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                             $  101,244     $   195      0.77%    $  86,564     $   210      0.97%
  Money market deposit accounts                96,412         661      2.75       100,987         709      2.82
  Savings accounts                            211,675       1,691      3.20       169,498       1,565      3.70
  Certificates of deposit                     468,342       5,931      5.08       516,109       7,414      5.76
                                           ----------     -------              ----------     -------
   Total interest-bearing deposits            877,673       8,478      3.87       873,158       9,898      4.55
                                           ----------     -------              ----------     -------

Borrowed funds:
  Reverse repurchase agreements and
    Federal Funds purchases                    36,548         350      3.84        17,066         224      5.26
  Federal Home Loan Bank advances             289,888       3,988      5.52       280,331       4,011      5.74
                                           ----------     -------             -----------     -------
   Total borrowed funds                       326,436       4,338      5.33       297,397       4,235      5.71
                                           ----------     -------              ----------     -------
   Total interest-bearing liabilities       1,204,109      12,816      4.27%    1,170,555      14,133      4.84%
                                           ----------     -------              ----------    --------

Demand deposits                                94,754                              87,771
Other liabilities                              10,263                               9,932
                                           ----------                          ----------
   Total liabilities                        1,309,126                           1,268,258
Stockholders' equity                          123,329                             109,359
                                           ----------                          ----------
   Total liabilities and stock-
      holders' equity                      $1,432,455                          $1,377,617
                                           ==========                          ==========

Net interest income                                       $11,758                             $10,354
                                                          =======                             =======
Interest rate spread                                                   2.85%                               2.51%
                                                                       ====                                ====
Net yield on earning assets                                            3.41%                               3.11%
                                                                       ====                                ====










                                                                SIX MONTHS ENDED JUNE 30,
                                                        1999                                 1998
                                             ------------------------------       ------------------------------
                                                          INTEREST    AVERAGE                INTEREST    AVERAGE
                                           AVERAGE        EARNED/     YIELD/     AVERAGE     EARNED/     YIELD/
                                           BALANCE        PAID        RATE(4)    BALANCE     PAID        RATE(4)
                                           -------        ----        -------    -------     ----        -------
Interest-earning assets:
  Short-term investments                   $    8,594    $   201      4.72%     $  16,364    $   447    5.51%
  Investment securities (1)(2)                141,989      4,549      6.46        108,090      3,592    6.70
  Mortgage-backed securities (1)              144,371      4,673      6.53        190,017      6,300    6.69
                                           ----------    -------               ----------    -------
   Total investments                          294,954      9,423      6.44        314,471     10,339    6.63
                                           ----------    -------               ----------    -------
  Residential loans (1) (3)                   759,294     25,637      6.81        741,424     26,298    7.15
  Commercial real estate loans (3)            159,128      7,052      8.94        142,217      6,313    8.95
  Construction and land loans                  59,013      2,656      9.08         35,264      1,796   10.27
                                           ----------    -------                ---------    -------
   Total real estate loans                    977,435     35,345      7.29        918,905     34,407    7.55
  Consumer loans (3)                           59,987      2,360      7.93         66,781      2,848    8.60
  Commercial loans and leases (3)              42,457      1,708      8.11         21,706      1,040    9.66
                                           ----------    -------               ----------    -------
   Total loans                              1,079,879     39,413      7.36      1,007,392     38,295    7.67
                                           ----------    -------               ----------    -------
   Total interest-earning assets            1,374,833     48,836      7.16%     1,321,863     48,634    7.42%
                                                         -------                             -------

Allowance for loan losses                     (11,119)                            (12,712)
Other assets                                   54,798                              52,635
                                           ----------                          ----------
   Total assets                            $1,418,512                          $1,361,786
                                           ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                             $   96,688    $   376      0.78%    $   83,970    $   410    0.98%
  Money market deposit accounts                96,251      1,317      2.76        103,760      1,479    2.87
  Savings accounts                            206,794      3,288      3.21        161,743      2,934    3.66
  Certificates of deposit                     475,057     12,291      5.22        519,922     14,944    5.80
                                           ----------    -------               ----------    -------
   Total interest-bearing deposits            874,790     17,272      3.98        869,395     19,767    4.58
                                           ----------    -------               ----------    -------

Borrowed funds:
  Reverse repurchase agreements and
    Federal Funds purchases                    32,936        683      4.18         12,180        313    5.18
  Federal Home Loan Bank advances             282,492      7,689      5.49        277,129      7,880    5.73
                                           ----------    -------               ----------    -------
   Total borrowed funds                       315,428      8,372      5.35        289,309      8,193    5.71
                                           ----------    -------               ----------    -------
   Total interest-bearing liabilities       1,190,218     25,644      4.34%     1,158,704     27,960    4.87%
                                           ----------    -------               ----------    -------

Demand deposits                                95,024                              85,717
Other liabilities                              11,657                               9,766
                                           ----------                          ----------
   Total liabilities                        1,296,899                           1,254,187
Stockholders' equity                          121,613                             107,599
                                           ----------                          ----------
   Total liabilities and stock-
      holders' equity                      $1,418,512                          $1,361,786
                                           ==========                          ==========

Net interest income                                      $23,192                             $20,674
                                                         =======                             =======
Interest rate spread                                                 2.82%                              2.55%
                                                                     ====                               ====
Net yield on earning assets                                          3.40%                              3.15%
                                                                     ====                               ====




(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield has been calculated using interest income divided by the average balance of the amortized historical cost.

(2) Included in the average and interest earned amounts is the stock in FHLB of Boston.

(3) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average outstanding.

(4) The "Average Yield/Rate" calculation is based on an annualized basis reflecting 91 days in the second quarter of both years and 181 days in the year-to-date period of 1999 and 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE QUARTER ENDED JUNE 30, 1999



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

Certain Factors that May Affect Future Results:

The following important factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, performance or achievements including, without limitation, the Banks' continued ability to originate quality loans, fluctuations of interest rates, real estate market conditions in the Banks' lending areas, general and local economic conditions, the Banks' continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, unanticipated delays or expenses in achieving Year 2000 compliance experienced by the Company, its customers or suppliers, and changing regulatory requirements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $4.7 million, or $0.71 per diluted share, for the quarter ended June 30, 1999 as compared to net income of $5.3 million, or $0.78 per diluted share, in the corresponding quarter of 1998. The second quarter's results for 1998 included a pre-tax credit for loan losses of approximately $2.2 million. Andover's annualized return on average assets decreased to 1.33% for the second quarter of 1999 compared to 1.53% in the second quarter of 1998. The annualized return on average stockholders' equity decreased to 15.45% in the second quarter of 1999 from 19.26% in the second quarter of 1998.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $11.8 million for the second quarter of 1999 as compared to $10.4 million for the same period in 1998. This increase resulted from growth in earning assets exceeding interest-bearing liabilities as well as an improved net interest margin. The 30 basis point increase in the net yield on earning assets to 3.41% for the second quarter of 1999 compared to 3.11% in the corresponding quarter of 1998, was due primarily to a 57 basis point decline on the rates paid on the interest-bearing liabilities, partially offset by a 23 basis point decline in the yield on the interest-earning assets. The overall decline in market interest rates has led to continued pressure on the yield on earning assets while providing opportunities to lower the Company's cost of funds.

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

There was no provision for loan losses for the second quarter of 1999 versus a credit for loan losses of $2.3 million in the comparable period of 1998. In addition to the factors mentioned above, management considered several other factors in determining that no provision was needed in the second quarter of 1999. These factors include, without limitation, the level and mix of loan growth, the level of nonaccrual and delinquent loans, the ratio of the allowance to total loans, as well as charge-offs and recoveries. During the first half of 1999, the total loan portfolio increased by 5.0%. In addition, nonaccrual loans decreased 9.8% from year-end 1998 and delinquent loans decreased by 28.5 % during the same period. In 1998 non accruing loans declined over 23% during the second quarter and almost 36% since year-end 1997. Total overdue loans declined over several quarters and decreased by 26% at June 30, 1998 from year end 1997. Net recoveries totaled $120,000 for the second quarter of 1999 as compared to charge-offs of $35,000 in 1998. Management also believes that the allowance for loan losses will be adequate to absorb probable credit losses inherent in the loan and lease portfolio.

NON-INTEREST INCOME. Net losses from sales of loans, investments and mortgage-backed securities held for sale and available for sale totaled $7,000 in the second quarter of 1999 as compared to net gains of $192,000 in the second quarter of 1998.

Mortgage banking income totaled $302,000 in the second quarter of 1999 versus income of $222,000 in the comparable quarter in 1998. The increase in 1999 resulted from a partial reversal of the valuation allowance amounting to $175,000 versus a provision for the valuation allowance of $120,000 in the second quarter of 1998. For the six months of 1999 a partial reversal was recorded in the amount of $175,000 versus a provision of $540,000 in the first half of 1998. During the second quarter of 1999, mortgage interest rates rose, increasing the value of servicing rights and making it unnecessary to maintain the same level of valuation allowance. The second quarter of 1998 was marked by high pre-payment levels and declining mortgage interest rates which negatively impact the value of mortgage servicing rights since future expected income is curtailed. Amortization expense totaled $623,000 and $483,000, respectively, for the quarters ended June 30, 1999 and 1998. Charge-offs totaled $100,000 and $275,000 for the second quarter of 1999 and 1998, respectively. If interest rates decline, it is possible that additional provisions for the valuation allowance may be necessary. The mortgage servicing assets are assessed for impairment on a quarterly basis. Loans serviced for investors totaled $813.8 million and $879.2 million, respectively, at June 30, 1999 and 1998.

The following table summarizes the activity in the valuation allowance on mortgage servicing assets for the quarters and six months ended June 30, 1999 and 1998:


                                                      QUARTERS ENDED                       SIX MONTHS ENDED
                                                          JUNE 30,                             JUNE 30,
                                                          --------                             --------
                                                     1999         1998                     1999        1998
                                                     ----         ----                     ----        ----
                                                                          (In thousands)

Balance at beginning of period                     $ 835           $ 655                $1,125            $ 400
Provision (credit) for valuation
   allowance                                        (175)            120                  (175)             540
Charge-offs                                         (100)           (275)                 (390)            (440)
                                                   -----           -----                ------            -----

Balance at end of period                           $ 560           $ 500                $  560            $ 500
                                                   =====           =====                ======            =====

Losses of $20,000 on real estate operations were recognized in the second quarter of 1999 the majority of which were operating costs of $17,000, as compared to gains of $100,000 in the second quarter of 1998, resulting primarily from a negative provision for the valuation allowance in the amount of $107,000.

Other income totaled $887,000 in the second quarter of 1999 as compared to $904,000 in the second quarter of 1998 primarily due to lower loan fees partially offset by an increase in deposit fees.

NON-INTEREST EXPENSE. Non-interest expenses decreased by $259,000, or 5.4%, to $5.4 million in the second quarter of 1999 from $5.7 million in the second quarter of 1998. The efficiency ratio (a ratio that measures operating expenses as a percentage of operating income) decreased from 49.7% in the second quarter of 1998 to 42.1% in the comparable period of 1999. The reduction in non-interest expense was attributable to declines in other operating expenses, salaries and employee benefits and mortgage banking expense.

Salaries and employee benefits, the largest component of non-interest expense decreased $189,000, or 6.0%, from $3.1 million to $3.0 million due to a reduction in pension expenses. Partially offsetting this decrease were increased costs associated with an increased number of employees, enhanced benefits and merit salary increases.

Office occupancy and equipment expenses increased 7.8% or $59,000 for the second quarter of 1999 versus the corresponding period of 1998, primarily due to increased depreciation of equipment.

Data processing expenses increased from the second quarter of 1998 to the corresponding quarter in 1999 by 16.6% or $82,000. This was due to an increase in the number of loans and deposits serviced by the Company. In addition, the costs incurred by the Company to conduct business in alternative delivery systems, such as the telephone, automated teller machines and personal computers continue to increase.

Professional fees increased $23,000 to $225,000 in the second quarter of 1999 from $202,000 in the second quarter of 1998 due to increased legal and corporate consulting fees. Some of these costs relate to the merger of ABNH into the Bank and are therefore, non-recurring expenses.

Marketing expenses increased 30.9% from 1998 to $212,000 in the second quarter of 1999 due to a rise in the level of advertised promotions.

Mortgage banking expenses decreased 45.9% or $50,000 in the second quarter of 1999 versus 1998's second quarter due to reduced costs associated with a lower serviced loan portfolio.

Other operating expenses decreased 27.9% from the second quarter of 1998 to $605,000 in the corresponding quarter in 1999 due to a reduction in telephone and miscellaneous costs.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $2.7 million and $3.1 million on its financial statement earnings for the second quarters of 1999 and 1998, respectively. The effective tax rate for the second quarter of 1999 was 36.5%, as compared to 36.9% for the corresponding period in 1998.

FINANCIAL CONDITION

Total assets increased from $1,410.2 million at December 31, 1998 to $1,471.1 million at June 30, 1999. Increases in investments available for sale and the loan portfolio were funded by the growth experienced in the FHLB advances during the first half of 1999.


LOANS. The following table shows the composition of the Company's loan portfolio at June 30, 1999 and December 31, 1998. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                                     6/30/99           12/31/98
                                                     -------           ---------
                                                          (In thousands)

Real estate loans:
  Residential                                        $  753,982       $  740,009
  Commercial                                            181,278          163,999
  Construction and land                                  63,729           56,568
                                                     ----------       ----------
    Total real estate loans                             998,989          960,576
                                                     ----------       ----------
Consumer loans                                           59,640           61,851
Commercial loans and leases                              44,462           28,338
                                                     ----------       ----------
    Total loans                                      $1,103,091       $1,050,765
                                                     ==========       ==========

Total loans increased $52.3 million during the first six months of 1999 to $1,103.1 million at June 30, 1999, primarily due to increases in the residential real estate and commercial portfolios. The increase in these loan portfolios was aided by the favorable interest rate environment, high employment and consumer confidence.

Originations of all loan types are sensitive to the interest rate environment, the capacity for borrowing and real estate values, current and anticipated economic conditions as well as the competitive landscape. Due to the favorable interest rates experienced in the first half of 1998 and 1999, residential loan originations totaled $177.5 million and $125.7 million, respectively. Residential loan balances increased only $14.0 million during the first six months of 1999 primarily due to the heavy refinancings as well as securitization of certain fixed-rate loans, regular amortization and loan prepayments.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans and lease loans, increased $40.6 million during the first half of 1999. Originations of corporate loans reflect the Company's increased interest for this type of loan, higher real estate values and the formation of the leasing subsidiary at the end of 1997. Corporate loan originations totaled $92.1 million and $73.0 million, respectively, for the six months ended June 30, 1999 and 1998.

Consumer loan balances decreased by approximately 7% on an annualized basis, to $59.6 million at June 30, 1999, primarily due to payoffs of the home equity loan balances and second mortgages resulting from the strong first mortgage refinance activity.

RISK ELEMENTS. The following table shows the composition of non-performing assets at June 30, 1999 and December 31, 1998:

                                                  6/30/99           12/31/98
                                                  -------           --------
                                                    (Dollars in thousands)


Nonaccruing loans                                  $2,923            $3,240
Other real estate owned                                94               252
                                                   ------            ------
    Total non-performing assets                    $3,017            $3,492
                                                   ======            ======

Total non-performing assets as a
 percentage of total assets                          0.2%              0.2%

Significant progress has been made over the past several years in reducing total non-performing assets. A portion of the non-performing assets are secured by mixed-use commercial and multi-family real estate located in Lawrence, Massachusetts. This city had been especially hard hit with declines in real estate values due to increased vacancies and rapid turnover in the multi-family investor-owned properties. Continued deterioration in this market area will adversely impact the collectibility of residential and commercial real estate loans and may result in an increase in non-performing assets. At June 30, 1999, approximately $995,000, or 33.0%, of non-performing assets were secured by properties located in Lawrence, consisting primarily of mixed-use commercial and multi-family properties, as compared to approximately $1.4 million at December 31, 1998.

At June 30, 1999, total impaired loans were $1.9 million, of which $456,000 had related allowances of $26,000 and $1.4 million which did not require a related allowance. During the six months ended June 30, 1999, the average recorded value of impaired loans was $2.1 million.

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

The following table shows the composition of nonaccruing loans at June 30, 1999 and December 31, 1998:

                                                6/30/99         12/31/98
                                                -------         --------
                                                 (Dollars in thousands)


Residential real estate                          $  840            $   932
Commercial real estate                            1,514              2,023
Commercial loans and leases                         553                255
Consumer                                             16                 30
                                                -------            -------
  Total nonaccrual loans                        $ 2,923            $ 3,240
                                                =======            =======


Allowance for loan losses                       $11,274            $10,486
                                                =======            =======

Allowance for loan losses as a
 percentage of nonaccruing loans                385.70%            323.64%
Allowance for loan losses as a
 percentage of total loans                        1.02%              1.00%

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters and six months ended June 30, 1999 and 1998:



                                                          QUARTERS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                             --------                          --------
                                                        1999           1998               1999            1998
                                                        ----           ----               ----            ----
                                                                       (Dollars in thousands)


Balance at beginning of period                         $11,154       $12,593               $10,486         $12,521
Credit for loan losses                                     ---        (2,250)                  ---          (2,205)

Charge-offs:
 Residential real estate                                   (10)          (27)                  (98)           (177)
 Commercial real estate                                    ---          (273)                  (20)           (536)
 Construction and land                                     ---           ---                   ---             ---
 Commercial loans and leases                               ---           ---                   (15)            ---
 Consumer                                                   (2)           (4)                   (3)             (6)
                                                        ------       -------                ------         -------
  Total charge-offs                                        (12)         (304)                 (136)           (719)
                                                        ------       -------                ------         -------
Recoveries:
 Residential real estate                                     7            32                    11              35
 Commercial real estate                                     76            86                   615             274
 Construction and land                                     ---            40                   ---             235
 Commercial loans and leases                                46           105                   282             153
 Consumer                                                    3             6                    16              14
                                                       -------       -------                ------         -------
  Total recoveries                                         132           269                   924             711
                                                       -------       -------                ------         -------
Net recoveries (charge-offs)                               120           (35)                  788              (8)
                                                       -------       -------                ------         -------
Balance at end of period                               $11,274       $10,308               $11,274         $10,308
                                                       =======       =======               =======         =======

Ratio of annualized net
  (charge-offs) recoveries to average
  loans outstanding                                      0.04%       (0.01)%                 0.15%         (0.00)%




Management analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Results of Operations - Provision for Loan Losses".

INVESTMENTS. As of June 30, 1999, the Company's total investment portfolio amounted to $296.1 million for an increase of $13.6 million from December 31, 1998. The increase in the first half of 1999 was primarily due to purchases of various investments available for sale, including U.S. government and federal agency obligations, corporate and nontaxable bonds and mortgage-backed securities, totaling $76.8 million. However, these purchases were offset by principal repayments in the mortgage-backed portfolio and a lower Federal Funds sold position.

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

The following table presents the composition and carrying values of the investment portfolio at June 30, 1999 and December 31, 1998:


                                                               6/30/99          12/31/98
                                                               -------          --------
                                                                    (In thousands)

SHORT-TERM INVESTMENTS                                         $    ---          $ 16,100
                                                               ========          ========

INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
U.S. government and federal agency obligations                 $ 79,345          $ 62,556
Other bonds and obligations                                      63,126            37,561
                                                               --------          --------
   Total bonds and obligations                                  142,471           100,117
                                                               --------          --------
GNMA mortgage-backed securities                                  28,523            35,884
FHLMC participation certificates                                 21,888            26,981
FNMA pass-through certificates                                   11,885             2,509
Collateralized mortgage obligations                              13,502               ---
                                                               --------          --------
   Total mortgage-backed securities                              75,798            65,374
                                                               --------          --------
   Total investments available for sale                        $218,269          $165,491
                                                               ========          ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations                 $  8,516          $  8,526
Other bonds and obligations                                       3,529             4,545
                                                               --------          --------
   Total bonds and obligations                                   12,045            13,071
                                                               --------          --------
FHLMC participation certificates                                 22,021            30,207
FNMA pass-through certificates                                   27,851            35,435
GNMA mortgage-backed securities                                   2,170             2,576
Collateralized mortgage obligations                              13,302            19,080
Other asset-backed securities                                       460               551
                                                               --------          --------
   Total mortgage-backed securities                              65,804            87,849
                                                               --------          --------
   Total investments held to maturity                          $ 77,849          $100,920
                                                               ========          ========
   Total investments                                           $296,118          $282,511
                                                               ========          ========


The following table shows the gross unrealized gains and losses by major categories of securities as of June 30, 1999:

                                                              UNREALIZED         UNREALIZED
                                                                 GAINS             LOSSES
                                                                 -----             ------
                                                                     (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
U.S. government and federal agency obligations                   $  348           $  (527)
Other bonds and obligations                                         103            (1,308)
Mortgage-backed securities                                          239              (621)
                                                                 ------           -------
    Total investments available for sale                         $  690           $(2,456)
                                                                 ------           -------
INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations                   $  ---           $   (35)
Other bonds and obligations                                          45                (4)
Mortgage-backed securities                                          499              (802)
                                                                 ------           -------
    Total investments held to maturity                              544              (841)
                                                                 ------           -------
    Total unrealized gains and losses                            $1,234           $(3,297)
                                                                 ======           =======



At June 30, 1999, the Company's net unrealized loss on investments available for sale amounted to $1.8 million, a fair value decrease of $3.9 million from an unrealized gain of $2.1 million at December 31, 1998. At June 30, 1999, the Company's net unrealized loss on investments held to maturity totaled $297,000, for a decrease of $1.9 million from an unrealized gain of $1.6 million at December 31, 1998. The changes in the net unrealized gains on the total investment portfolio from year-end 1998 were primarily due to an increase in market interest rates at the end of the first half of 1999.

DEPOSITS AND BORROWED FUNDS. Total deposits decreased $15.4 million to $973.3 million at June 30, 1999 from $988.7 million at December 31, 1998. This decrease was most pronounced in certificates of deposits which declined by $25.1 million. In addition, demand deposits decreased by $8.8 million during the first six months of 1999. Offsetting these decreases, however, were increases of $12.9 million or 6.5% in savings accounts and $5.5 million or 5.4% in NOW accounts during the first half of 1999. The decline in the transactional balances resulted from the high level of refinancing activity which caused the custodial accounts and legal conveyances accounts to be higher at year-end 1998. The decline in the certificates of deposits during the first six months reflects the continued shift from longer maturity term deposits into core deposits without fixed maturities.

The following table shows the composition of the Company's deposits at June 30, 1999 and December 31, 1998:


                                                   6/30/99            12/31/98
                                                   -------            --------
                                                          (In thousands)

Demand deposit accounts                            $ 94,249           $103,029
NOW accounts                                        108,181            102,635
Money market deposit accounts                        96,395             96,332
Savings accounts                                    212,218            199,304
Certificates of deposit                             462,245            487,356
                                                   --------           --------

     Total deposits                                $973,288           $988,656
                                                   ========           ========


In order to fund the growth in total assets, the Banks offset the decline in deposits with increased borrowings. Federal Home Loan Bank advances increased $55.9 million from December 31, 1998 to $323.4 million at June 30, 1999. Securities sold under agreements to repurchase and Federal Funds purchased increased $19.0 million to $35.4 million at June 30, 1999.

LIQUIDITY. The goal of the Company's liquidity management process is to assess its funding requirements so as to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from its bank subsidiaries. In the second quarter of 1999, the Company made payments of dividends to its stockholders in the amount of $1.4 million. In July, 1999, the Company declared a dividend in the amount of $1.4 million, payable in the third quarter of 1999.

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

Cash flows provided by operations increased $6.0 million to $15.9 million in the first six months of 1999, as compared to $9.9 million in the corresponding period of 1998, primarily due to a decrease in assets held for sale as well as higher net income before the credit for loan losses in 1998. Cash flows used by investing activities increased by $24.4 million to $87.6 million for the six months ended June 30, 1999, as compared to $63.2 million during the equivalent period last year. This increase was mainly attributable to purchases of securities available for sale. Cash flows provided by financing activities decreased $2.1 million for the six months ended June 30, 1999 to $56.9 million, as compared to $59.0 million in the equivalent period in 1998. The financing activity decline was due to a change in the mix of financing sources, with a decline in deposits offset by an increase in borrowed funds.

At June 30, 1999, the Company had home equity, reserve credit and commercial unadvanced lines of credit totaling $96.2 million. Outstanding commitments to originate loans totaled $38.6 million. Unadvanced portions of construction and land loans amounted to $31.2 million. Standby letters of credit were $3.2 million. Loans sold with recourse totaled $1.3 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current regulatory and risk-based capital requirements as of June 30, 1999:




                                                   LEVERAGE CAPITAL RATIO      RISK-BASED CAPITAL RATIO
                                                   ----------------------      ------------------------
                                                           TIER 1               TIER 1           TOTAL
                                                           ------               ------           -----
Andover Bancorp, Inc.                                       8.85%               13.67%           14.88%
Andover Bank                                                8.19%               12.69%           13.92%
Andover Bank NH                                             9.98%               15.97%           16.83%



Current minimum regulatory requirements as of June 30, 1999 were 4.0% for the leverage capital ratio and 4.0% and 8.0%, respectively, for the Tier 1 and total risk-based capital ratios. As of June 30, 1999, the most recent notification from the FDIC categorized the Banks as well capitalized under the prompt corrective action provisions. Therefore, the Banks are entitled to pay the lowest deposit premium possible.

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

The Company started its Year 2000 initiative in early 1997. The Company has completed its assessment of Year 2000 issues, developed a plan, tested its various software information systems, hardware components and non-technology systems and arranged for the required human and financial resources to complete its necessary remediation efforts. The Company has substantially completed the remediating, testing and returning to production all of its critical applications. Testing of the Company's non-critical applications will continue throughout 1999 and will be completed prior to any anticipated impact of the Year 2000 issue on its operating systems.

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

The Company will continue to utilize both internal and external resources to update, or replace, develop and test all software information systems and hardware components for Year 2000 modifications. Included in other noninterest expenses are charges incurred in connection with the modification or replacement of software and hardware in order for the Company's computer systems to properly recognize the Year 2000 expenses. The expenses incurred and hardware capitalized totaled approximately $150,000 and $200,000 for the quarter and six months ended June 30, 1999, respectively, and $450,000 over the course of the project incurred to date. The Company expects that the majority of the costs that will be incurred (as discussed below) will be to replace or upgrade existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policy while miscellaneous consulting, maintenance and modification costs will be expensed as incurred.

The Company continues to evaluate the estimated costs associated with achieving Year 2000 readiness based on its experience to date. Based on current estimates, the remaining costs of its efforts to achieve Year 2000 readiness are not expected to exceed $200,000. However, no assurance can be given that the Company or the third party vendors to whom the Company outsources its information systems will solve such issues in a successful and timely fashion or that the costs of such efforts will not exceed current estimates. If the Company does not solve such issues, or does not do so in a timely manner, the Year 2000 issue could have a material adverse impact on the Company's business, future operating results and financial condition.

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

RECENT ACCOUNTING DEVELOPMENTS. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes new accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. This statement, as amended by SFAS 137, is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. Early application is encouraged but restatement of prior periods is prohibited. SFAS 133 is not expected to have a material impact on the consolidated financial statements of the Company.

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK. The Company's interest rate risk and asset and liability management are the responsibility of Andover's Asset/Liability Management Committee (ALCO). The ALCO Committee actively manages and monitors its interest rate risk exposure and reports its findings to the Board of Directors of the Company on a regular basis.

Interest rate risk, including mortgage prepayment risk, or market risk, is by far the most significant non-credit related risk to which the Company is exposed. Net interest income, the Banks' primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities on the Company's balance sheet.

The mortgage servicing assets are assessed for impairment on a quarterly basis. In a low interest rate environment, loans may repay faster than expected, thereby causing the fair value of the mortgage servicing assets to decline. If interest rates decline it is possible that additional provisions for the valuation allowance on servicing assets may be necessary.

For further information regarding quantitative and qualitative disclosures about market risk, please refer to the consolidated financial statements of the Company as of and for the year ended December 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999



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

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $9.5 million, $1.42 per diluted share, for the six months ended June 30, 1999, compared to net income of $9.0 million, $1.34 per diluted share, in the corresponding period of 1998.

The financial performance in the first six months of 1999 was positively impacted by a $1.1 pre-tax gain due to the curtailment of the defined benefit plan. The six months' results for 1998 included a pre-tax credit for loan losses of approximately $2.2 million. The pension curtailment combined with the rise in net interest and dividend income resulted in an increase in Andover's annualized return on average assets to 1.36% for the first six months of 1999 as compared to 1.33% in the comparable period of 1998. The annualized return on average stockholders' equity decreased to 15.82% in the first six months of 1999 from 16.78% in the comparable period of 1998.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $23.2 million for the first half of 1999, as compared to $20.7 million for the same period in 1998 an increase of 12.2%. The 25 basis point increase in the net yield on earning assets to 3.40% for the first six months of 1999, compared to 3.15% in 1998, was primarily due to a 53 basis point decline in the rate paid on interest-bearing liabilities due to lower market interest rates.

PROVISION (CREDIT) FOR LOAN LOSSES. There were no provisions for loan losses in the first half of 1999. Among the factors used to determine that no provision for loan losses was appropriate were the continued improvement in loan quality, as well as management's assessment of changes in trends and conditions. Nonaccruing loans decreased by 28.5% during the first six months of 1999 while overdue loans decreased by 9.8% over the same time period.

The decline in the delinquencies and nonaccruing loans was notable starting in March of 1998, which, when combined with the lowest level of quarterly additions to non-performing assets during the second quarter of 1998, contributed to management's assessment of the appropriateness of the allowance for loan losses. Based on the foregoing, the Company recorded a credit for loan losses in the amount of $2.2 million in the first half of 1998.

NON-INTEREST INCOME. Andover recorded gains from non-interest sources of $2.4 million for the first six months of 1999, as compared to $2.5 million in the corresponding period of 1998. Net gains from sales of assets held for sale and investments available for sale totaled $86,000 in 1999 as compared to $342,000 in the same period of 1998.

Mortgage banking income totaled $519,000 during the first six months of 1999 as compared to income of $239,000 in the corresponding period of 1998 due to decreased amortization and a partial reversal of the provision for the valuation allowance on mortgage servicing assets. Total amortization and provisions amounted to $1.1 million for the first six months of 1999 as compared to $1.7 million for the respective period in 1998.

Charge-offs totaled $390,000 and $440,000 for the six months periods ending June 30, 1999 and 1998, respectively.

Losses on real estate operations totaled $34,000 during the first six months of 1999 as compared to gains of $24,000 in the corresponding period of 1998. A large component of the loss on real estate operations during the first six months of both 1999 and 1998 was comprised of operating costs associated with acquiring, maintaining and disposing of other real estate owned and totaled $40,000 and $118,000, respectively. Included in the results for 1998 was a negative provision for the valuation of other real estate owned totaling $107,000.

Other income remained stable amounting to $1.8 million in the first six months of both 1999 and 1998.

NON-INTEREST EXPENSE. Non-interest expenses decreased 6.3% to $10.7 million in the first six months of 1999 primarily due to a decrease in salaries and employee benefits. Salaries and benefits decreased 15.4% to $5.3 million in 1999 due to the curtailment of the defined benefit pension plan which resulted in a pre-tax gain of $1.1 million. Office occupancy and equipment increased 10.7% to $1.6 million in 1999 primarily due to higher depreciation of equipment. Data processing expenses increased 9.6% to $1.1 million as a result of higher loan and deposit base resulting from the Company's growth. Professional fees increased 65.0% to $708,000 in 1999 from $429,000 in 1998 due to increased legal and corporate consulting fees. A portion of these costs relates to the merger of ABNH into the Bank and a portion relates to the curtailment of the defined benefit plan. Marketing expenses increased 7.9% to $424,000 primarily due to increased advertising. Mortgage banking expenses decreased 44.8% due to a lower level of residential mortgage loan originations and refinances. Other operating expenses decreased 10.6% to $1.4 million primarily due to reduced telephone costs, printing expenses and other miscellaneous costs.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $5.3 million and $5.0 million on its financial statement earnings for the first six months of 1999 and 1998, respectively. The effective tax rate was 35.9% and 35.8% for 1999 and 1998, respectively.

                           PART II - OTHER INFORMATION

ITEM 1          Legal Proceedings
                    Not Applicable

ITEM 2          Changes in Securities and Use of Proceeds
                    Not Applicable

ITEM 3          Defaults Upon Senior Securities
                    Not Applicable

ITEM 4          Submission of Matters to a Vote of Security Holders
                    Not Applicable

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


                                          ANDOVER BANCORP, INC.



August 2, 1999
                                          /s/ Gerald T. Mulligan
                                          --------------------------------------
                                          Gerald T. Mulligan
                                          President and
                                          Chief Executive Officer





August 2, 1999                            /s/ Joseph F. Casey
                                          --------------------------------------
                                          Joseph F. Casey
                                          Chief Financial Officer
                                          and Treasurer