Form 10-Q
period 1999-09-30
ANDOVER BANCORP INC
filed 1999-11-12
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 1999 or
                               ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to _______________


                      Commission File Number    0-16358
                                             ----------------


                              ANDOVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                     04-2952665
------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


61 Main Street, Andover, Massachusetts                    01810
---------------------------------------                 ----------
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

                 Class: Common Stock, par value $0.10 per share
              Outstanding as of November 3, 1999: 6,531,772 shares

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
           Financial Condition and Results of Operations
             For the Quarter Ended September 30, 1999
             For the Nine Months Ended September 30, 1999

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

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                           SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                           ------------------  -----------------
                                                                     (In thousands)
                                ASSETS
Cash and due from banks                                        $    32,755        $    29,337
Short-term investments                                              16,900             16,100
                                                               -----------        -----------
  Cash and cash equivalents                                         49,655             45,437
                                                               -----------        -----------
Assets held for sale, at lower of
  cost or market                                                     1,747             11,282
Investments available for sale (amortized
   cost of $210,684 in 1999 and $163,399
   in 1998)                                                        208,362            165,852
Investments held to maturity (market value
   of $68,860 in 1999 and $102,512 in 1998)                         69,471            100,920
Loans                                                            1,103,462          1,050,765
Allowance for loan losses                                          (11,421)           (10,486)
                                                               -----------        -----------
  Net loans                                                      1,092,041          1,040,279
                                                               -----------        -----------

Mortgage servicing assets, net                                       9,727              8,956
Other real estate owned, net                                           120                252
Premises and equipment, net                                          9,063              9,255
Accrued interest receivable                                          8,713              7,432
Stock in FHLBB, at cost                                             17,737             15,747
Net deferred income taxes receivable                                 4,468              2,925
Other assets                                                         2,010              1,910
                                                               -----------        -----------
      Total assets                                             $ 1,473,114        $ 1,410,247
                                                               ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                     $   972,312        $   988,656
  Other borrowings                                                  37,241             16,332
  Federal Home Loan Bank advances                                  319,742            267,492
  Mortgagors' escrow accounts                                        3,609              2,819
  Income taxes payable                                               6,468              7,631
  Accrued expenses and other liabilities                             5,254              6,175
                                                               -----------        -----------
      Total liabilities                                          1,344,626          1,289,105
                                                               -----------        -----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value per share;
   3,000,000 shares authorized, none issued                             --                 --
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized; 6,531,772 and 6,520,012
   shares issued in 1999 and 1998, respectively                        653                652
  Additional paid-in capital                                        60,629             60,507
  Retained earnings                                                 68,670             58,716
  Accumulated other comprehensive income (loss)                     (1,464)             1,267
                                                               -----------        -----------
       Total stockholders' equity                                  128,488            121,142
                                                               -----------        -----------
       Total liabilities and stockholders' equity              $ 1,473,114        $ 1,410,247
                                                               ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            QUARTERS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER, 30                   SEPTEMBER 30,
                                                       ------------------------          -----------------------
                                                        1999             1998             1999            1998
                                                       -------          -------          -------         -------
                                                            (In thousands, except per share amounts)
Interest and dividend income:
  Loans                                              $    20,260      $    19,559      $    59,673      $    57,854
  Mortgage-backed securities                               2,191            2,814            6,864            9,114
  Investment securities                                    2,700            1,841            7,249            5,433
  Short-term investments                                     200              216              401              663
                                                     -----------      -----------      -----------      -----------
     Total interest and dividend income                   25,351           24,430           74,187           73,064
                                                     -----------      -----------      -----------      -----------
Interest expense:
  Deposits                                                 8,472            9,972           25,744           29,739
  Federal Home Loan Bank advances                          4,479            3,784           11,971           11,664
  Other borrowings                                           545              161            1,425              474
                                                     -----------      -----------      -----------      -----------
     Total interest expense                               13,496           13,917           39,140           41,877
                                                     -----------      -----------      -----------      -----------
     Net interest and dividend income                     11,855           10,513           35,047           31,187

Provision (credit) for loan losses                            --              400               --           (1,805)
                                                     -----------      -----------      -----------      -----------
     Net interest and dividend income
       after provision (credit) for loan
       losses                                             11,855           10,113           35,047           32,992
                                                     -----------      -----------      -----------      -----------
Non-interest income:
  Net gains (losses) on assets held
     for sale and investments available for sale            (415)             165             (329)             507
  Mortgage banking income (loss), net                        139             (264)             658              (25)
  Gains(losses) on real estate operations, net               (18)              13              (52)              37
  Other income                                               920              949            2,710            2,796
                                                     -----------      -----------      -----------      -----------
     Total non-interest income                               626              863            2,987            3,315
                                                     -----------      -----------      -----------      -----------
Non-interest expense:
  Salaries and employee benefits                           3,138            2,985            8,422            9,228
  Office occupancy and equipment                             768              774            2,326            2,181
  Data processing                                            608              525            1,709            1,530
  Professional fees                                          254              289              962              718
  Marketing                                                  219              211              643              604
  Mortgage banking expense                                    49              124              234              459
  Other operating expense                                    683              717            2,088            2,288
                                                     -----------      -----------      -----------      -----------
     Total non-interest expense                            5,719            5,625           16,384           17,008
                                                     -----------      -----------      -----------      -----------

     Income before income tax expense                      6,762            5,351           21,650           19,299

Income tax expense                                         2,240              878            7,587            5,874
                                                     -----------      -----------      -----------      -----------

     Net income                                      $     4,522      $     4,473      $    14,063      $    13,425
                                                     ===========      ===========      ===========      ===========

Basic earnings per share                             $      0.69      $      0.69      $      2.16      $      2.07
                                                     ===========      ===========      ===========      ===========

Diluted earnings per share                           $      0.67      $      0.67      $      2.10      $      2.00
                                                     ===========      ===========      ===========      ===========

Weighted average shares outstanding - basic            6,528,611        6,481,421        6,525,237        6,474,214
Dilutive impact of stock options                         185,453          221,636          183,151          225,014
                                                     -----------      -----------      -----------      -----------
Weighted average shares outstanding - diluted          6,714,064        6,703,057        6,708,388        6,699,228
                                                     ===========      ===========      ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                          Year Ended December 31, 1998
                    and Nine Months Ended September 30, 1999
                                   (Unaudited)


                                                                                                    ACCUMULATED            TOTAL
                                                                ADDITIONAL                             OTHER              STOCK-
                                                  COMMON          PAID-IN         RETAINED         COMPREHENSIVE         HOLDERS'
                                                   STOCK          CAPITAL         EARNINGS         INCOME (LOSS)          EQUITY
                                                  ------        -----------       --------         -------------         ---------
                                                                          (In thousands)
Balance at December 31, 1997                       $517           $59,619          $45,814            $1,129             $107,079

Comprehensive income:
 Net income                                         ---               ---           17,386               ---               17,386
 Other comprehensive income:
 Unrealized holding gains arising
  during the period, net of taxes
  of $70                                            ---               ---              ---               126                  126
 Realized gains included in net
  income, net of taxes of $5                        ---               ---              ---                12                   12
                                                                                                                         --------
   Total comprehensive income                                                                                              17,524
 Dividends declared and
  paid ($0.69 per share)                                                            (4,484)              ---               (4,484)
  Par value adjustment for stock
   split                                            130              (130)             ---               ---                  ---
 Stock options exercised                              5             1,018              ---               ---                1,023
                                                   ----           -------          -------           -------             --------
Balance at December 31, 1998                        652            60,507           58,716             1,267              121,142

Comprehensive income:
 Net income                                         ---               ---           14,063               ---               14,063
 Other comprehensive income (loss):
                                                                                                                                -
 Unrealized holding losses arising
  during the period, net of tax
  benefit of $1,548                                 ---               ---             ---             (2,482)              (2,482)
 Realized losses included in net
  income, net of tax benefit of $136                ---               ---              ---              (249)                (249)
                                                                                                                         --------
   Total comprehensive income                                                                                              11,332
 Dividends declared and
  paid ($0.63 per share)                            ---               ---           (4,109)              ---               (4,109)
 Stock options exercised                              1               122              ---               ---                  123
                                                   ----           -------          -------           -------             --------
Balance at September 30, 1999                      $653           $60,629          $68,670           $(1,464)            $128,488
                                                   ====           =======          =======           =======             ========


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          NINE MONTHS ENDED,
                                                                            SEPTEMBER 30,
                                                                         --------------------
                                                                         1999            1998
                                                                         ----            ----
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  14,063      $  13,425
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Credit for loan losses                                                     --         (1,805)
   Net gains on sales and provisions
     for other real estate owned                                              (7)          (157)
   Net (gains) losses from sales of investments available for sale           385            (17)
   Net gains from sales of assets held for sale                              (56)          (490)
   Depreciation and amortization                                           1,090          1,012
   Amortization of fees, discounts and premiums, net                         571            450
   Deferred income taxes                                                     140           (909)
   (Increase) decrease in:
     Assets held for sale                                                  9,591           (487)
     Accrued interest receivable                                          (1,281)          (431)
     Mortgage servicing assets                                             1,689          2,104
     Other assets                                                           (100)          (258)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                             790            621
     Accrued income taxes payable                                         (1,163)         3,748
     Accrued expenses and other liabilities                                 (921)            99
                                                                       ---------      ---------
      Net cash provided by operating activities                           24,791         16,905
                                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                          (119,032)       (40,180)
     Proceeds from sales                                                  28,615          3,017
     Proceeds from maturities and redemptions                             25,063          2,500
     Principal repayments                                                 17,637         19,395
   Investment and mortgage-backed securities held to maturity:
     Purchases                                                                --        (10,041)
     Proceeds from maturities and redemptions                              1,000          8,500
     Principal repayments                                                 30,387         26,321
   Net increase in FHLB stock                                             (1,990)            --
   Purchases of whole loans                                              (18,113)       (18,635)
   Purchases of mortgage servicing rights                                 (2,460)        (1,011)
   Net increase in loans                                                 (34,017)       (31,015)
   Capital expenditures on premises and equipment, net                      (898)          (781)
   Proceeds from sales of other real estate owned                            406          1,010
                                                                       ---------      ---------
       Net cash used by investing activities                             (73,402)       (40,920)
                                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                   (16,344)        12,194
   Net increase in other borrowings                                       20,909          8,177
   Proceeds from issuance of FHLB advances                               240,300        242,600
   Principal repayments of FHLB advances                                (188,050)      (234,916)
   Dividends paid                                                         (4,109)        (3,314)
   Stock options exercised                                                   123            382
                                                                       ---------      ---------
       Net cash provided by financing activities                          52,829         25,123
                                                                       ---------      ---------

Net increase in cash equivalents                                           4,218          1,108
Cash and cash equivalents, at beginning of period                         45,437         35,736
                                                                       ---------      ---------
Cash and cash equivalents, at end of period                            $  49,655      $  36,844
                                                                       =========      =========


Statement continued on next page.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                          NINE MONTHS ENDED,
                                                                             SEPTEMBER 30
                                                                         -------------------
                                                                         1999           1998
                                                                         ----           ----
                                                                           (In thousands)
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                     $38,848           $42,105
         Income taxes                                                   7,111             3,025
    Cash received during the period for:
         Income taxes                                                     ---                82
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to
       assets held for sale                                            28,236            38,214
    Transfer of loans to other real estate owned                          267               579


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   BASIS OF PRESENTATION

     The unaudited consolidated financial statements of Andover Bancorp, Inc. ("Andover" or the "Company") and its subsidiaries, including its principal subsidiary, Andover Bank (the "Bank"), presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1998. Andover Bank is a state chartered savings bank with its headquarters located in Andover, Massachusetts. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2)   MERGER

     Andover Bank NH was a wholly-owned, de novo guaranty savings bank chartered in September, 1995 and headquartered in Salem, New Hampshire. The Company merged Andover Bank NH with and into Andover Bank as of close of business on June 30, 1999, with the two banking offices of Andover Bank NH remaining in full operation as branches of Andover Bank.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                     ANALYSIS OF NET YIELD ON EARNING ASSETS
                                   (Unaudited)

                                                                 QUARTERS ENDED SEPTEMBER 30,
                                                          1999                                 1998
                                             ------------------------------      --------------------------------
                                                          INTEREST    AVERAGE                 INTEREST    AVERAGE
                                             AVERAGE      EARNED/     YIELD/     AVERAGE      EARNED/     YIELD/
                                             BALANCE      PAID        RATE(4)    BALANCE      PAID        RATE(4)
                                             -------      --------    -------    -------      --------    -------
ASSETS
Interest-earning assets:
  Short-term investments                   $   15,356     $   200      5.17%   $   15,349     $   216      5.58%
  Investment securities (1)(2)                169,628       2,700      6.31       110,193       1,841      6.63
  Mortgage-backed securities (1)              136,277       2,191      6.38       170,711       2,814      6.54
                                           ----------     -------              ----------     -------
   Total investments                          321,261       5,091      6.29       296,253       4,871      6.52
                                           ----------     -------              ----------     -------
  Residential loans (1) (3)                   752,021      12,705      6.70       753,500      13,251      6.98
  Commercial real estate loans (3)            181,695       3,877      8.47       144,720       3,230      8.85
  Construction and land loans                  67,560       1,562      9.17        41,772       1,042      9.90
                                           ----------     -------               ---------     -------
   Total real estate loans                  1,001,276      18,144      7.19       939,992      17,523      7.40
  Consumer loans (3)                           59,833       1,185      7.86        64,669       1,396      8.56
  Commercial loans and leases (3)              45,946         931      8.04        27,482         640      9.24
                                           ----------     -------              ----------     -------
   Total loans                              1,107,055      20,260      7.26     1,032,143      19,559      7.52
                                           ----------     -------              ----------     -------
   Total interest-earning assets            1,428,316      25,351      7.04%    1,328,396      24,430      7.30%
                                                          -------                             -------

Allowance for loan losses                     (11,326)                            (10,376)
Other assets                                   53,604                              51,587
                                           ----------                          ----------
   Total assets                            $1,470,594                          $1,369,607
                                           ==========                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                             $   96,229     $   197      0.81%    $  84,939     $   212      0.99%
  Money market deposit accounts                96,674         676      2.77        98,504         699      2.82
  Savings accounts                            213,588       1,727      3.21       186,030       1,728      3.69
  Certificates of deposit                     468,579       5,872      4.97       508,813       7,333      5.72
                                           ----------     -------              ----------     -------
   Total interest-bearing deposits            875,070       8,472      3.84       878,286       9,972      4.50
                                           ----------     -------              ----------     -------

Borrowed funds:
  Other borrowings                             41,677         545      5.19        12,698         161      5.03
  Federal Home Loan Bank advances             325,656       4,479      5.46       267,398       3,784      5.61
                                           -----------    -------             -----------     -------
   Total borrowed funds                       367,333       5,024      5.43       280,096       3,945      5.59
                                           ----------     -------              ----------     -------
   Total interest-bearing liabilities       1,242,403      13,496      4.31%    1,158,382      13,917      4.77%
                                           ----------     -------              ----------    --------

Demand deposits                                90,674                              86,310
Other liabilities                               9,691                              11,764
                                           ----------                          ----------
   Total liabilities                        1,342,768                           1,256,456
Stockholders' equity                          127,826                             113,151
                                           ----------                          ----------
   Total liabilities and stock-
      holders' equity                      $1,470,594                          $1,369,607
                                           ==========                          ==========

Net interest income                                       $11,855                             $10,513
                                                          =======                             =======
Interest rate spread                                                   2.73%                               2.53%
                                                                       ====                                ====
Net yield on earning assets                                            3.29%                               3.14%
                                                                       ====                                ====

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                           1999                            1998
                                              ----------------------------      -----------------------------
                                                          INTEREST   AVERAGE                INTEREST   AVERAGE
                                              AVERAGE     EARNED/    YIELD/     AVERAGE     EARNED/    YIELD/
                                              BALANCE     PAID       RATE(4)    BALANCE     PAID       RATE(4)
                                              -------     -------    -------    -------     -------    -------
ASSETS
Interest-earning assets:
  Short-term investments                    $   10,809    $   401    4.96%    $   16,387    $   663    5.41%
  Investment securities (1)(2)                 152,835      7,249    6.34        108,798      5,433    6.68
  Mortgage-backed securities (1)               141,740      6,864    6.47        183,511      9,114    6.64
                                            ----------    -------             ----------    -------
   Total investments                           305,384     14,514    6.35        308,696     15,210    6.59
                                            ----------    -------             ----------    -------
  Residential loans (1) (3)                    756,733     38,343    6.77        745,494     39,549    7.09
  Commercial real estate loans (3)             167,087     10,928    8.74        143,060      9,543    8.92
  Construction and land loans                   61,981      4,218    9.10         37,457      2,838   10.13
                                            ----------    -------              ---------    -------
   Total real estate loans                     985,801     53,489    7.25        926,011     51,930    7.50
  Consumer loans (3)                            59,929      3,545    7.91         66,069      4,244    8.59
  Commercial loans and leases (3)               43,687      2,639    8.08         23,652      1,680    9.50
                                            ----------    -------             ----------    -------
   Total loans                               1,089,417     59,673    7.32      1,015,732     57,854    7.62
                                            ----------    -------             ----------    -------
   Total interest-earning assets             1,394,801     74,187    7.11%     1,324,428     73,064    7.38%
                                                          -------                           -------

Allowance for loan losses                      (11,186)                          (11,925)
Other assets                                    51,853                            51,912
                                            ----------                        ----------
   Total assets                             $1,435,468                        $1,364,415
                                            ==========                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                              $   95,012    $   573    0.81%    $   84,296    $   622    0.99%
  Money market deposit accounts                 96,356      5,015    2.77        101,989      4,662    2.86
  Savings accounts                             209,136      1,993    3.21        169,928      2,179    3.67
  Certificates of deposit                      472,692     18,163    5.14        516,178     22,276    5.77
                                            ----------    -------             ----------    -------
   Total interest-bearing deposits             873,196     25,744    3.94        872,391     29,739    4.56
                                            ----------    -------             ----------    -------

Borrowed funds:
  Other borrowings                              40,509      1,425    4.70         12,354        474    5.13
  Federal Home Loan Bank advances              293,761     11,971    5.45        273,849     11,664    5.69
                                            ----------    -------             ----------    -------
   Total borrowed funds                        334,270     13,396    5.36        286,203     12,138    5.67
                                            ----------    -------             ----------    -------
   Total interest-bearing liabilities        1,207,466     39,140    4.33%     1,158,594     41,877    4.83%
                                            ----------    -------             ----------    -------

Demand deposits                                 93,322                            85,917
Other liabilities                               10,901                            10,434
                                            ----------                        ----------
   Total liabilities                         1,311,689                         1,254,945
Stockholders' equity                           123,779                           109,470
                                            ----------                        ----------
   Total liabilities and stock-
      holders' equity                       $1,435,468                        $1,364,415
                                            ==========                        ==========

Net interest income                                       $35,047                           $31,187
                                                          =======                           =======
Interest rate spread                                                 2.78%                             2.55%
                                                                     ====                              ====
Net yield on earning assets                                          3.36%                             3.15%
                                                                     ====                              ====

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield has been calculated using interest income divided by the average balance of the amortized historical cost.
(2) Included in the average and interest earned amounts is the stock in FHLB of Boston.
(3) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average outstanding.
(4) The "Average Yield/Rate" calculation is based on an annualized basis reflecting 92 days in the third quarter of both years and 273 days in the year-to-date period of 1999 and 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

Certain Factors that May Affect Future Results:

The following important factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, performance or achievements including, without limitation, the Bank's continued ability to originate quality loans, fluctuations of interest rates, real estate market conditions in the Bank's lending areas, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, unanticipated delays or expenses in achieving Year 2000 compliance experienced by the Company, its customers or suppliers, and changing regulatory requirements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $4.5 million, or $0.67 per diluted share, for the quarter ended September 30, 1999 substantially equivalent to the results for the third quarter of 1998. The third quarter's results included a pre-tax loss of $385,000 from the sale of lower yielding investment securities in 1999 versus an income tax benefit of $1.1 million recognized in 1998. Andover's annualized return on average assets decreased to 1.22% for the third quarter of 1999 compared to 1.30% in the third quarter of 1998. The annualized return on average stockholders' equity decreased to 14.04% in the third quarter of 1999 from 15.68% in the third quarter of 1998.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income totaled $11.9 million for the third quarter of 1999 as compared to $10.5 million for the same period in 1998. This increase resulted from the growth in earning assets exceeding interest-bearing liabilities as well as an improved net interest margin. The 15 basis point increase in the net yield on earning assets to 3.29% for the third quarter of 1999, as compared to 3.14% in the corresponding quarter of 1998, was due primarily to a 46 basis point decline on the rates paid on the interest-bearing liabilities, partially offset by a 26 basis point decline in the yield on the interest-earning assets.

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

There was no provision for loan losses for the third quarter of 1999 versus a provision for loan losses of $400,000 in the comparable period of 1998. In addition to the factors mentioned above, management considered several other factors in determining that no provision was needed in the third quarter of 1999. These factors include, without limitation, the level and mix of loan growth, the level of nonaccrual and delinquent loans, the ratio of the allowance to total loans, as well as charge-offs and recoveries. During the first nine months of 1999, the total loan portfolio increased by 5.0%. However, nonaccrual loans decreased 4.1% from year-end 1998 and delinquent loans decreased by 35.2% during the same period. In 1998, nonaccruing loans declined over 17.3% during the third quarter while overdue loans continued their decline over several quarters. Net recoveries totaled $147,000 for the third quarter of 1999 as compared to net charge offs of $466,000 in 1998. Management also believes that the allowance for loan losses will be adequate to absorb probable credit losses inherent in the loan and lease portfolio.

NON-INTEREST INCOME. Net losses from sales of loans, investments and mortgage-backed securities held for sale and available for sale totaled $415,000 in the third quarter of 1999 as compared to net gains of $165,000 in the third quarter of 1998.

The loss of $415,000 in the third quarter of 1999 was primarily due to the sale of $27.6 million of certain lower yielding investments at a pre-tax loss of $385,000. The reinvestment of the sale proceeds is expected to enhance future earnings.

Mortgage banking income totaled $139,000 in the third quarter of 1999 versus mortgage banking losses of $264,000 in the comparable quarter in 1998. There was no provision in 1999 compared to a provision for the valuation allowance of $500,000 in the third quarter of 1998. The mortgage servicing assets are assessed for impairment on a quarterly basis. During the third quarter of 1999, mortgage interest rates rose, thereby increasing the value of the servicing rights. The third quarter of 1998 was marked by high pre-payment levels and declining mortgage interest rates which negatively impact the value of mortgage servicing assets since future expected income is curtailed. Amortization expense totaled $595,000 and $509,000, respectively, for the quarters ended September 30, 1999 and 1998. Mortgage servicing asset write-downs totaled $60,000 and $180,000 for the third quarter of 1999 and 1998, respectively. If mortgage interest rates decline from their current levels, it is possible that provisions for the valuation allowance may be necessary. Loans serviced for investors totaled $887.0 million and $857.4 million, respectively, at September 30, 1999 and 1998.

The following table summarizes the activity in the valuation allowance for mortgage servicing assets for the quarters and nine months ended September, 1999 and 1998:

                                       Quarters Ended        Nine Months Ended
                                        September 30,          September 30,
                                     -----------------     --------------------
                                      1999       1998        1999        1998
                                     ------     ------     -------      -------
                                                (In thousands)
Balance at beginning of period       $ 560      $ 500      $ 1,125      $   400
Provision (credit) for valuation
   allowance                            --        500         (175)       1,040
Charge-offs                            (60)      (105)        (450)        (545)
                                     -----      -----      -------      -------

Balance at end of period             $ 500      $ 895      $   500      $   895
                                     =====      =====      =======      =======


Other income totaled $920,000 in the third quarter of 1999 as compared to $949,000 in the third quarter of 1998 primarily due to lower loan fees partially offset by an increase in deposit fee income.

NON-INTEREST EXPENSE. Non-interest expenses increased by $94,000, or 1.7%, to $5.7 million in the third quarter of 1999 from $5.6 million in the third quarter of 1998. The efficiency ratio (a ratio that measures operating expenses as a percentage of operating income) decreased from 50.23% in the third quarter of 1998 to 44.29% in the comparable period of 1999 primarily due to higher operating income. The increase in non-interest expense during the third quarter of 1999 was attributable to a rise in both salaries and employee benefits and data processing expenses, partially offset by a decrease in mortgage banking and other operating expenses.

Salaries and employee benefits, the largest component of non-interest expense, increased $153,000, or 5.1%, in the third quarter of 1999 to $3.1 million due to increased costs associated with an increased number of employees as well as a reduction in deferred costs resulting from fewer residential loan closings during the current quarter. Partially offsetting this increase was $265,000 in expenses incurred in 1998 which, due to the pension curtailment in the first quarter of 1999, were not incurred in 1999. It is expected that a replacement retirement plan will be in place during the first quarter of 2000 that will result in recurring charges against earnings.

Data processing expenses increased from the third quarter of 1998 to the corresponding quarter in 1999 by 15.8% or $83,000. This was primarily due to an increase in the number of loans serviced by the Company as well as certain software costs associated with merging Andover Bank NH into Andover Bank and expenses incurred in preparing for the Year 2000 issue.

Professional fees decreased $35,000 to $254,000 in the third quarter of 1999 from $289,000 in the third quarter of 1998 due to decreased legal fees.

Mortgage banking expenses decreased 60.5% or $75,000 in the third quarter of 1999 versus 1998's third quarter due to reduced costs incurred in conjunction with the serviced loan portfolio.

Other operating expenses decreased 4.7% from the third quarter of 1998 to $683,000 in the corresponding quarter in 1999 due to a reduction in corporate banking insurance and telephone expenses.

Marketing expenses and office occupancy and equipment expenses remained fairly stable for the third quarters of both 1999 and 1998.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $2.2 million and $878,000 on its financial statement earnings for the third quarters of 1999 and 1998, respectively. The effective tax rate for the third quarter of 1999 was 33.1%, as compared to 16.4% for the corresponding period in 1998. The lower than anticipated effective tax rates were due to recognized tax benefits of $225,000 and $1.1 million, respectively, for the quarters ended September 30, 1999 and 1998. The decline in the effective rate in both quarters resulted from the favorable resolution of various tax issues that had previously been reserved.

FINANCIAL CONDITION

Total assets increased from $1,410.2 million at December 31, 1998 to $1,473.1 million at September 30, 1999. Increases in investments available for sale and the loan portfolio were funded primarily by borrowings during the first nine months of 1999.


LOANS. The following table shows the composition of the Company's loan portfolio at September 30, 1999 and December 31, 1998. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                                9/30/99          12/31/98
                                               ----------       ----------
                                                    (In thousands)
Real estate loans:
  Residential                                  $  746,532       $  740,009
  Commercial                                      183,270          163,999
  Construction and land                            64,583           56,568
                                               ----------       ----------
    Total real estate loans                       994,385          960,576
                                               ----------       ----------
Consumer loans                                     60,238           61,851
Commercial loans and leases                        48,839           28,338
                                               ----------       ----------
    Total loans                                $1,103,462       $1,050,765
                                               ==========       ==========

Total loans increased $52.7 million during the first nine months of 1999 to $1,103.5 million at September 30, 1999, primarily due to increases in the commercial real estate and the commercial loan and lease portfolios. The increase in these loan portfolios was aided by the favorable interest rate environment, high employment and consumer confidence.

Originations of all loan types are sensitive to the interest rate environment, the capacity for borrowing and real estate values, current and anticipated economic conditions as well as the competitive landscape. Due to the favorable interest rates experienced in the first nine months of 1998, mortgage refinancing volume was heavy resulting in residential loan originations totaling $242.0 million. Conversely in 1999, residential loan originations totaled $154.4 million due to a decrease in refinancing activity caused by a rise in interest rates. Residential loan balances increased only $6.5 million during the first nine months of 1999 primarily due the securitization of certain fixed-rate loans as well as regular amortization and loan prepayments.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans and leases, increased $47.8 million during the first nine months of 1999. Originations of corporate loans reflect the Company's increased interest for this type of loan, higher real estate values and the formation of the leasing subsidiary at the end of 1997. Corporate loan originations totaled $125.2 million and $110.8 million, respectively, for the nine months ended September 30, 1999 and 1998. The loan balances do not reflect the full impact of the strong originations due to loan prepayments and certain amounts that remain unadvanced as of September 30, 1999.

Consumer loan balances decreased by approximately 3.5% on an annualized basis, to $60.2 million at September 30, 1999, primarily due to payoffs of the home equity loan balances and second mortgages resulting from the first mortgage refinance activity.

RISK ELEMENTS. The following table shows the composition of non-performing assets at September 30, 1999 and December 31, 1998:

                                                9/30/99           12/31/98
                                                -------           --------
                                                   (Dollars in thousands)
Nonaccruing loans                                $3,106            $3,240
Other real estate owned                             120               252
                                                 ------            ------
    Total non-performing assets                  $3,226            $3,492
                                                 ======            ======
Total non-performing assets as a
 percentage of total assets                       0.22%             0.25%

Significant progress has been made over the past several years in reducing total non-performing assets. A portion of the non-performing assets are secured by mixed-use commercial and multi-family real estate located in Lawrence, Massachusetts. This city had been especially hard hit with declines in real estate values due to increased vacancies and rapid turnover in the multi-family investor-owned properties. Continued deterioration in this market area will adversely impact the collectibility of residential and commercial real estate loans and may result in an increase in non-performing assets. At September 30, 1999, approximately $1.4 million, or 44.0%, of non-performing assets were secured by properties located in Lawrence, consisting primarily of mixed-use commercial and multi-family properties.

At September 30, 1999, total impaired loans were $1.6 million, of which $370,000 had related allowances of $20,000 and $1.3 million which did not require a related allowance. During the nine months ended September 30, 1999, the average recorded value of impaired loans was $1.8 million.

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

The following table shows the composition of nonaccruing loans at September 30, 1999 and December 31, 1998:

                                                  9/30/99           12/31/98
                                                  -------           --------
                                                     (Dollars in thousands)
Residential real estate                           $   861            $   932
Commercial real estate                              1,741              2,023
Commercial loans and leases                           477                255
Consumer                                               27                 30
                                                  -------            -------
  Total nonaccrual loans                          $ 3,106            $ 3,240
                                                  =======            =======

Allowance for loan losses                         $11,421            $10,486
                                                  =======            =======
 Allowance for loan losses as a
 percentage of total loans                          1.04%              1.00%

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters and nine months ended September 30, 1999 and 1998:

                                                          Quarters Ended                      Nine Months Ended
                                                           September 30,                        September 30,
                                                        -------------------                  --------------------
                                                        1999           1998                  1999            1998
                                                        ----           ----                  ----            ----
                                                                         (Dollars in thousands)
Balance at beginning of period                         $11,274       $10,308               $10,486         $12,521
Provision (credit) for loan losses                         ---           400                   ---          (1,805)

Charge-offs:
 Residential real estate                                   ---            (5)                  (97)           (182)
 Commercial real estate                                    ---           (96)                  (20)           (632)
 Construction and land                                     ---           ---                   ---             ---
 Commercial loans and leases                               ---          (510)                  (15)           (510)
 Consumer                                                   (2)           (3)                   (5)            (10)
                                                        ------       -------               --------        -------
  Total charge-offs                                         (2)         (614)                 (137)         (1,334)
                                                        ------       -------               --------        -------
Recoveries:
 Residential real estate                                     3            21                    14              56
 Commercial real estate                                     75            55                   690             330
 Construction and land                                      19            30                    19             265
 Commercial loans and leases                                48            37                   329             190
 Consumer                                                    4             5                    20              19
                                                       -------       -------               -------         -------
  Total recoveries                                         149           148                 1,072             860
                                                       -------       -------               -------         -------
Net recoveries (charge-offs)                               147          (466)                  935            (474)
                                                       -------      --------               -------         -------
Balance at end of period                               $11,421       $10,242               $11,421         $10,242
                                                       =======       =======               =======         =======

Ratio of annualized net
  (charge-offs) recoveries to average
  loans outstanding                                    0.05%         (0.14)%                0.11%          (0.06)%

Management analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Results of Operations - Provision for Loan Losses".

INVESTMENTS. As of September 30, 1999, the Company's total investment portfolio amounted to $294.7 million for an increase of $11.9 million from December 31, 1998. The increase in the first nine months of 1999 was primarily due to purchases of various investments available for sale, including U.S. government and federal agency obligations, corporate and nontaxable bonds and mortgage-backed securities, totaling $119.0 million. However, these purchases were offset by principal repayments in the mortgage-backed portfolio as well as higher maturities and redemptions.

During the third quarter of 1999, approximately $27.6 million of lower yielding investments were sold at a loss of $385,000. These included U.S. government obligations and GNMA mortgage-backed securities. The reinvestments of the sale proceeds is expected to enhance future earnings.

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

The following table presents the composition and carrying values of the investment portfolio at September 30, 1999 and December 31, 1998:

                                                                                      9/30/99          12/31/98
                                                                                      -------          --------
                                                                                           (In thousands)
SHORT-TERM INVESTMENTS                                                                $ 16,900          $ 16,100
                                                                                      ========          ========

INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
Common stocks                                                                         $    416          $    361
U.S. government and federal agency obligations                                          66,161            62,556
Other bonds and obligations                                                             70,898            37,561
                                                                                      --------          --------
   Total bonds and obligations                                                         137,475           100,478
                                                                                      --------          --------
GNMA mortgage-backed securities                                                         25,828            35,884
FHLMC participation certificates                                                        20,346            26,981
FNMA pass-through certificates                                                          11,626             2,509
Collateralized mortgage obligations                                                     13,087               ---
                                                                                      --------          --------
   Total mortgage-backed securities                                                     70,887            65,374
                                                                                      --------          --------
   Total investments available for sale                                               $208,362          $165,852
                                                                                      ========          ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations                                        $  8,512          $  8,526
Other bonds and obligations                                                              3,521             4,545
                                                                                      --------          --------
   Total bonds and obligations                                                          12,033            13,071
                                                                                      --------          --------
FNMA pass-through certificates                                                          25,587            35,435
FHLMC participation certificates                                                        19,586            30,207
GNMA mortgage-backed securities                                                          2,015             2,576
Collateralized mortgage obligations                                                      9,833            19,080
Other asset-backed securities                                                              417               551
                                                                                      --------          --------
   Total mortgage-backed securities                                                     57,438            87,849
                                                                                      --------          --------
   Total investments held to maturity                                                 $ 69,471          $100,920
                                                                                      ========          ========

   Total investments                                                                  $294,733          $282,872
                                                                                      ========          ========

The following table shows the gross unrealized gains and losses by major categories of securities as of September 30, 1999:

                                                                                      Unrealized       Unrealized
                                                                                         Gains           Losses
                                                                                      ----------       ----------
                                                                                            (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
Common stocks                                                                           $  ---           $   ---
U.S. government and federal agency obligations                                             238              (601)
Other bonds and obligations                                                                 91            (1,648)
Mortgage-backed securities                                                                 133              (535)
                                                                                        ------           -------
    Total investments available for sale                                                $  462           $(2,784)
                                                                                        ======           =======
INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations                                          $  ---           $   (45)
Other bonds and obligations                                                                 41                (2)
Mortgage-backed securities                                                                 351              (956)
                                                                                        ------           -------
    Total investments held to maturity                                                  $  392           $(1,003)
                                                                                        ======           =======

    Total unrealized gains and losses                                                   $  854           $(3,787)
                                                                                        ======           =======

At September 30, 1999, the Company's net unrealized loss on investments available for sale amounted to $2.3 million, a fair value decline of $4.4 million from an unrealized gain of $2.1 million at December 31, 1998. At September 30, 1999, the Company's net unrealized loss on investments held to maturity totaled $611,000, for a decline of $2.2 million from an unrealized gain of $1.6 million at December 31, 1998. The changes in the net unrealized gains on the total investment portfolio from year-end 1998 were primarily due to an increase in market interest rates during the first nine months of 1999.

DEPOSITS AND BORROWED FUNDS. Total deposits decreased $16.3 million to $972.3 million at September 30, 1999 from $988.7 million at December 31, 1998. This decrease was most pronounced in certificates of deposit which decreased by $16.9 million during the first nine months of 1999. In addition, demand deposit accounts declined by $13.1 million during this period. Partially offsetting these decreases, however, was an increase of $13.8 million or 6.9% in savings accounts during the first nine months of 1999. The decline in the certificates of deposits during the first nine months reflects the continued shift from longer maturity term deposits into core deposits without fixed maturities. The decline in the demand deposit balances resulted from the high level of custodial balances at year-end 1998 due to the refinancing activity.

The following table shows the composition of the Company's deposits at September 30, 1999 and December 31, 1998:

                                             9/30/99            12/31/98
                                             -------            --------
                                                    (In thousands)
Demand deposit accounts                      $ 89,905           $103,029
NOW accounts                                  103,293            102,635
Money market deposit accounts                  95,486             96,332
Savings accounts                              213,137            199,304
Certificates of deposit                       470,491            487,356
                                             --------           --------

     Total deposits                          $972,312           $988,656
                                             ========           ========

In order to fund the growth in total assets experienced during the first nine months of 1999, the Bank offset the decline in deposits with an increased reliance on borrowed funds. Federal Home Loan Bank advances increased $52.3 million from December 31, 1998 to $319.7 million at September 30, 1999. Other borrowings increased $20.9 million to $37.2 million at September 30, 1999.

LIQUIDITY. The goal of the Company's liquidity management process is to assess its funding requirements so as to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities.

The Company's primary source of funds is dividends from its bank subsidiary. In the third quarter of 1999, the Company made payments of dividends to its stockholders in the amount of $1.4 million. In October, 1999, the Company declared a dividend in the amount of $1.6 million, payable in the fourth quarter of 1999.

The Bank has a diverse base of funding sources including customer deposits, borrowed funds, repayments, prepayments and amortization of the investment and loan portfolios. A portion of the Bank's deposits represent core deposits, which management believes are relatively insensitive to fluctuations in interest rates. Sources of borrowed funds include funds purchased from other banks, customer repurchase agreements, the sale of securities under repurchase agreements and, in the case of the Bank, borrowings from the FHLB, of which the Bank is a voluntary member. The Bank may also obtain funds from the Federal Reserve Bank of Boston by pledging certain assets.

Cash flows provided by operations increased $7.9 million to $24.8 million in the first nine months of 1999, as compared to $16.9 million in the corresponding period of 1998, primarily due to a decrease in assets held for sale as well as higher net income. Cash flows used by investing activities increased by $32.5 million to $73.4 million for the nine months ended September, 1999, as compared to $40.9 million during the equivalent period last year. This increase was mainly attributable to a higher level of purchases of securities available for sale. Cash flows provided by financing activities increased

$27.7 million for the nine months ended September 30, 1999 to $52.8 million, as compared to $25.1 million in the equivalent period in 1998. The financing activity increase was due to a change in the mix of financing sources, with a decline in deposits offset by an increase in borrowed funds.

At September 30, 1999, the Company had home equity, reserve credit and commercial unadvanced lines of credit totaling $99.1 million. Outstanding commitments to originate loans totaled $37.2 million. Unadvanced portions of construction and land loans amounted to $26.6 million. Standby letters of credit were $2.9 million. Loans sold with recourse totaled $1.2 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current regulatory and risk-based capital requirements as of September 30, 1999:

                                Leverage Capital Ratio             Risk-Based Capital Ratio
                                ----------------------             ------------------------
                                        Tier 1                     Tier 1            Total
                                        ------                     ------            -----
Andover Bancorp, Inc.                   8.84%                      13.80%           15.01%
Andover Bank                            8.52%                      13.22%           14.43%

Current minimum regulatory requirements as of September 30, 1999 were 4.0% for the leverage capital ratio and 4.0% and 8.0%, respectively, for the Tier 1 and total risk-based capital ratios. As of September 30, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the prompt corrective action provisions. Therefore, the Bank is entitled to pay the lowest deposit premium possible.

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

The Company began its Year 2000 initiative in early 1997. The Company has completed its assessment of Year 2000 issues, devised a workplan as well as a contingency plan, tested its various software information systems, hardware components and non-technology systems and arranged for the required human and financial resources to complete its necessary remediation efforts. The Company has completed the remediating, testing and returning to production all of its critical and non-critical applications as of September 30, 1999.

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

The Company has worked on a number of alternative solutions for their non-technology systems such as heat, electric and telephone services. This has involved seeking alternative vendors and sources such as generators to provide heat in case of an electric failure or cellular phones in lieu of traditional phone lines. Should the Company's worst case scenario, the loss of electric power, occur, the Company will have in place an electric generator at its main office. This will allow the Company to continue to run its core operating system. Transactions that would be performed at a number of the Company's locations would then have to be transported to the main office for input. This would continue until such time as normal electric power is restored. In addition, two other branch locations have had generators installed to assist in the processing of transactions if needed.

The Company will continue to utilize both internal and external resources to ensure Year 2000 readiness. Included in other noninterest expenses are charges incurred in connection with the modification or replacement of software and hardware in order for the Company's computer systems to properly recognize the Year 2000. The expenses incurred and hardware capitalized totaled approximately $160,000 and $360,000 for the quarter and nine months ended September 30, 1999, respectively, and approximately $650,000 over the course of the project incurred to date. The Company expects that the majority of the remaining costs that will be incurred (as discussed below) will be to replace or upgrade existing hardware and software which will be capitalized and amortized in accordance with the Company's existing accounting policy while miscellaneous consulting, maintenance and modification costs will be expensed as incurred.

The Company continues to evaluate the estimated costs associated with achieving Year 2000 readiness based on its experience to date. Based on current estimates, the remaining costs of its efforts to achieve Year 2000 readiness are not expected to exceed $75,000. However, no assurance can be given that the Company or the third party vendors to whom the Company outsources its information systems will solve such issues in a successful and timely fashion or that the costs of such efforts will not exceed current estimates. If the Company does not solve such issues, or does not do so in a timely manner, the Year 2000 issue could have a material adverse impact on the Company's business, future operating results and financial condition.

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

Interest rate risk, including mortgage prepayment risk, or market risk, is by far the most significant non-credit related risk to which the Company is exposed. Net interest income, the Bank's primary source of revenue, is affected by changes in interest rates as well as fluctuations in the level and duration of assets and liabilities on the Company's balance sheet.

The mortgage servicing assets are assessed for impairment on a quarterly basis. In a low interest rate environment, loans may repay faster than expected, thereby causing the fair value of the mortgage servicing assets to decline. If interest rates decline it is possible that provisions for the valuation allowance on servicing assets may be necessary.

For further information regarding quantitative and qualitative disclosures about market risk, please refer to the Company's Form 10-K as of and for the year ended December 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

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

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $14.1 million, $2.10 per diluted share, for the nine months ended September 30, 1999, compared to net income of $13.4 million, $2.00 per diluted share, in the corresponding period of 1998.

The financial performance in the first nine months of 1999 was positively impacted by a $1.1 pre-tax gain due to the curtailment of the defined benefit plan. The nine months' results for 1998 included a pre-tax credit for loan losses of approximately $1.8 million and a tax benefit of $1.1 million due to the favorable resolution of several tax issues previously reserved. The pension curtailment combined with the rise in net interest and dividend income resulted in an annualized return on average assets of 1.31% for the first nine months of 1999 as compared to 1.32% in the comparable period of 1998. The annualized return on average stockholders' equity was 15.19% in the first nine months of 1999, for a slight decline from 16.40% in the comparable period of 1998.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $35.0 million for the nine months of 1999, as compared to $31.2 million for the same period in 1998, an increase of 12.4%. The 21 basis point increase in the net yield on earning assets to 3.36% for the first nine months of 1999, was primarily due to a 50 basis point decline in the rate paid on interest-bearing liabilities.

PROVISION (CREDIT) FOR LOAN LOSSES. There was no provision for loan losses in the first nine months of 1999 as compared to a credit for loan losses of $1.8 million in the first nine months of 1998. Among the factors used to determine that no provision for loan losses was appropriate in 1999 were the continued improvement in loan quality, as well as management's assessment of changes in trends and conditions. Nonaccruing loans decreased by 4.1% during the first nine months of 1999 while overdue loans decreased by 35.2% over the same time period. In addition, loan loss recoveries totaled $935,000 in the first nine months of 1999.

NON-INTEREST INCOME. Andover recorded gains from non-interest sources of $3.0 million for the first nine months of 1999, as compared to $3.3 million in the corresponding period of 1998. Net losses from sales of assets held for sale and investments available for sale totaled $329,000 in 1999 as compared to gains of $507,000 in the same period of 1998. Included in the results of 1999 was a loss of $385,000 from the sale of certain lower yielding investments available for sale.

Mortgage banking income totaled $658,000 during the first nine months of 1999 as compared to losses of $25,000 in the corresponding period of 1998 due to decreased amortization and a partial reversal of the provision for the valuation allowance on mortgage servicing assets in 1999. Total amortization and provisions amounted to $1.7 million for the first nine months of 1999 as compared to $2.5 million for the respective period in 1998. Charge-offs on mortgage servicing assets totaled $450,000 and $690,000 for the nine months periods ending September 30, 1999 and 1998, respectively.

Losses on real estate operations totaled $52,000 during the first nine months of 1999 as compared to gains of $37,000 in the corresponding period of 1998. Included in the results for 1998 was a negative provision for the valuation of other real estate owned totaling $107,000.

Other income remained relatively stable and amounted to $2.7 million in the first nine months of 1999 as compared to $2.8 million in 1998.

NON-INTEREST EXPENSE. Non-interest expenses decreased 3.7% to $16.4 million in the first nine months of 1999 primarily due to a decrease in salaries and employee benefits. Salaries and benefits decreased 8.7% to $8.4 million in 1999 due to the curtailment of the defined benefit pension plan which resulted in a pre-tax gain of $1.1 million taken in the first quarter of 1999. This compares to costs incurred in 1998 of approximately $528,000. It is expected that a replacement retirement plan that will result in recurring charges against earnings, will become effective in the first quarter of 2000.

Office occupancy and equipment increased 6.6% to $2.3 million in 1999 primarily resulting from increased capitalized hardware purchases and related depreciation expense thereon.

Data processing expenses increased 11.7% to $1.7 million resulting from the Company's loan base growth as well as expenses incurred relating to both the merger of Andover Bank NH into Andover Bank and the Year 2000 issue.

Professional fees increased 34.0% to $962,000 in 1999 from $718,000 in 1998 due to increased legal and corporate consulting fees. A portion of these costs are non-recurring and relate to the merger of Andover Bank NH into the Bank and the curtailment of the defined benefit plan.

Marketing expenses increased 6.5% to $643,000 primarily due to increased advertising.

Mortgage banking expenses decreased 49.0% due to a lower level of residential mortgage loan originations and refinances.

Other operating expenses decreased 8.7% to $2.1 million primarily due to reduced corporate insurance costs, telephone costs, printing expenses and other miscellaneous costs.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $7.6 million and $5.9 million on its financial statement earnings for the first nine months of 1999 and 1998, respectively. The effective tax rate was 35.0% and 30.4% for 1999 and 1998, respectively. The lower effective rate in 1998 resulted from a tax benefit of $1.1 million due to the favorable resolution of several tax issues that had been previously reserved.

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


                                          ANDOVER BANCORP, INC.



November 10, 1999                         /s/ Gerald T. Mulligan
                                          ----------------------
                                          Gerald T. Mulligan
                                          President and
                                          Chief Executive Officer





November 10, 1999                         /s/ Joseph F. Casey
                                          -------------------
                                          Joseph F. Casey
                                          Chief Financial Officer
                                          and Treasurer