Form 10-K
period 1999-12-31
ANDOVER BANCORP INC
filed 2000-03-20
CIK 810589

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether: the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price for the Registrant's Common Stock on March 1, 2000, as reported by Nasdaq, was $167,683,066.75.
     The number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date, is:

                 Class: Common Stock, par value $0.10 per share
                Outstanding as of March 1, 2000: 6,403,172 shares
                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Andover Bancorp, Inc. Definitive Notice of Annual Meeting and Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of Form 10-K.

This document contains 106 pages. The exhibit index is on pages 5-7.

                                    FORM 10-K
                              CROSS REFERENCE INDEX
                                     PART 1

                                                                                               Annual      Form
                                                                                               Report      10-K
                                                                                                Page       Page
                                                                                               ------      ----

Item 1            Business..................................................................      3         34

Item 2            Properties................................................................     10         41

Item 3            Legal Proceedings.........................................................     11         42

Item 4            Submission of Matters to a Vote of Security Holders.......................     11         42

                                                            PART II

Item 5            Market for Registrant's Common Equity and Related Stockholder Matters....      11         42

Item 6            Selected Consolidated Financial Data.....................................      12         43

Item 7            Management's Discussion and Analysis of Financial Condition and
                  Results of Operations....................................................      13         44

Item 7A           Quantitative and Qualitative Disclosures About Market Risk...............      30         61

Item 8            Financial Statements and Supplementary Data............................ (See Item
                  ........................................................................14 below)

Item 9            Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure............................... Non-Applicable

                                    PART III

The information called for by Part III (Items 10 through 13) is incorporated herein by reference from Andover's Definitive Notice of Annual Meeting and Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

                                     PART IV

Item 14           Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)            Financial Statements-
                     Independent Auditors' Report..........................................      37         68

                     Consolidated Balance Sheets as of December 31, 1999 and 1998..........      38         69

                     Consolidated Statements of Operations for each of the years ended
                     December 31, 1999, 1998 and 1997......................................      39         70

                     Consolidated Statements of Changes in Stockholders' Equity
                     for each of the years ended December 31, 1999, 1998 and 1997..........      40         71

                                                                                               Annual      Form
                                                                                               Report      10-K
                                                                                                Page       Page
                                                                                               ------      ----

                     Consolidated Statements of Cash Flows for each of the years ended
                     December 31, 1999, 1998 and 1997........................................   41-42     72-73

                     Notes to Consolidated Financial Statements..............................   43-68     74-99

(2)               All  financial  statement  schedules  are omitted  because they are not  applicable,  the  data  is not  significant,  or the  required information is shown elsewhere in this report.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K during the three months ended December 31, 1999. However, there were two current reports on Form 8-K filed subsequent to December 31, 1999; one was filed on February 9, 2000 and another filed on March 1, 2000.

(c)               List of Exhibits - See Exhibit Index......................................................5-7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANDOVER BANCORP, INC.

March 17, 2000                               By: /s/Gerald T. Mulligan
                                                --------------------------
                                                Gerald T. Mulligan, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                                   Title                                      Date
---------                                   -----                                      ----


/s/Gerald T. Mulligan                       President, Chief                        March 17, 2000
------------------------                    Executive Officer and
Gerald T. Mulligan                          Director (Principal
                                            Executive Officer)

/s/Joseph F. Casey                          Chief Financial Officer                 March 17, 2000
------------------------                    and Treasurer (Principal
Joseph F. Casey                             Financial and Accounting
                                            Officer)

/s/Thomas F. Caffrey                        Director                                March 17, 2000
------------------------
Thomas F. Caffrey

/s/Paul J. Donahue, Sr.                     Director                                March 17, 2000
------------------------
Paul J. Donahue, Sr.

/s/Clifford E. Elias                        Director                                March 17, 2000
------------------------
Clifford E. Elias

/s/John E. Fenton, Jr.                      Director                                March 17, 2000
------------------------
John E. Fenton, Jr.

/s/Naomi A. Gardner                         Director                                March 17, 2000
------------------------
Naomi A. Gardner

/s/Frank D. Goldstein                       Director                                March 17, 2000
------------------------
Frank D. Goldstein

/s/Cornelius J. McCarthy                    Director                                March 17, 2000
------------------------
Cornelius J. McCarthy

/s/Irving E. Rogers, III                    Director                                March 17, 2000
------------------------
Irving E. Rogers

/s/Robert J. Scribner                       Director                                March 17, 2000
------------------------
Robert J. Scribner

/s/Fred P. Shaheen                          Director                                March 17, 2000
------------------------
Fred P. Shaheen

                              EXHIBITS TO FORM 10-K
                              Andover Bancorp, Inc.

                                  EXHIBIT INDEX

Exhibit No.       Description of Exhibit                                                                  Form
-----------       ----------------------                                                                  10-K
                                                                                                        Page No.
                                                                                                        --------

2.1               Agreement and Plan of Merger by and between Andover Bancorp,
                  Inc. and GBT Bancorp, dated January 26, 2000 (incorporated herein by reference to Exhibit 2.1 to Andover's Current Report
                  on Form 8-K filed February 9, 2000).                                                      --

3.1               Restated Certificate of Incorporation of Andover (incorporated herein by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to
                  Andover's Registration Statement on Form S-4, No. 33-11891 filed
                  on March 5, 1987).                                                                        --

3.2               By-laws of Andover, as amended and restated, January 23, 1997
                  (incorporated herein by reference to Exhibit 3.2 to Andover's Form
                  10-K for the fiscal year ended December 31, 1996).                                        --

4.1               Specimen of Andover Bancorp, Inc. common stock certificate
                  (incorporated herein by reference to Exhibit 4 to Andover's
                  Registration Statement on Form S-4, Registration No. 33-11891,
                  filed on February 11, 1987).                                                              --

4.2               Shareholder Rights Agreement between Andover Bancorp, Inc.
                  and BankBoston (incorporated herein by reference to an
                  Exhibit to Andover's Current Report on Form 8-K filed
                  January 22, 1999).                                                                        --

10.1              Employment Agreement between Andover, Andover Bank
                  and Gerald T. Mulligan, dated May 16, 1991.                                                8

10.2              Special Termination Agreement between Andover, Andover Bank and Gerald T. Mulligan, dated May 16, 1991, as amended and restated through January 23, 1997 (incorporated herein by
                  reference to Exhibit 10.2 to Andover's Form 10-K for the
                  fiscal year ended December 31, 1996).                                                     --

10.3              Special Termination Agreement between Andover, Andover Bank and Joseph F. Casey, dated December 17, 1992, as amended and restated through January 23, 1997 (incorporated herein by
                  reference to Exhibit 10.3 to Andover's Form 10-K for the
                  fiscal year ended December 31, 1996).                                                     --

Exhibit No.       Description of Exhibit                                                                  Form
-----------       ----------------------                                                                  10-K
                                                                                                        Page No.
                                                                                                        --------

10.4              Special Termination Agreement between Andover, Andover Bank and
                  Michael J. Ecker, dated December 17, 1992, as amended and restated
                  through January 23, 1997 (incorporated herein by reference to Exhibit
                  10.4 to Andover's Form 10-K for the fiscal year ended December 31,
                  1996).                                                                                   --

10.5              Special Termination Agreement between Andover, Andover Bank and John
                  R. Heerwagen, dated December 17, 1992, as amended and restated
                  through January 23, 1997 (incorporated herein by reference to Exhibit
                  10.5 to Andover's Form 10-K for the fiscal year ended December 31,
                  1996).                                                                                   --

10.6              Special Termination Agreement between Andover, Andover Bank and
                  Octavio C. Bolivar, dated January 24, 1994 as amended and restated,
                  January 23, 1997 (incorporated herein by reference to Exhibit 10.6 to
                  Andover's Form 10-K for the fiscal year ended December 31, 1996).                        --

10.7              Andover Savings Bank Employees' Stock Ownership Plan and Trust
                  Agreement and Amendment No. 1 (incorporated herein by
                  reference to Exhibit 10(c) to Andover's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1987).                                       --

10.8              Andover Bancorp, Inc. Stock Option Plan dated May 8, 1986, as amended
                  May 22, 1986, January 29, 1987 and November 2, 1987.                                     18

10.9              Special Termination Agreement between Andover, Andover Bank and
                  Raymond P. Smith, dated December 12, 1995, as amended and restated,
                  January 23, 1997 (incorporated herein by reference to Exhibit 10.9 to
                  Andover's Form 10-K for the fiscal year  ended December 31, 1996).                       --

10.10             Andover Bancorp, Inc. 1995 Stock Incentive Plan, dated February 16,
                  1995 (incorporated herein by reference to Exhibit 10.11 to Andover's
                  Annual Report on Form 10-K for the fiscal year ended December 31,
                  1995).                                                                                   --

10.11             Deferred Compensation Plan for Directors of Andover Bancorp, Inc. and
                  its Subsidiaries, effective July 1, 1993, as amended and restated,
                  February 22, 1996 (incorporated herein by reference to Exhibit 10.12 to Andover's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1995).                                                                      --

10.12             Andover Bancorp, Inc. Special Termination Plan, effective January 23,
                  1997 (incorporated herein by reference to Exhibit 10.12
                  to Andover's Form 10-K for the fiscal year ended December 31, 1996).                     --

Exhibit No.       Description of Exhibit                                                                  Form
-----------       ----------------------                                                                  10-K
                                                                                                        Page No.
                                                                                                        --------

10.13             Stock Option Agreement, dated January 26, 2000 by and between Andover
                  Bancorp, Inc. and GBT Bancorp (incorporated herein by reference to
                  Exhibit 10.1 to Andover's Current Report on Form 8-K filed
                  February 9, 2000).                                                                        --

11                The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the
                  fiscal year ended December 31, 1999.                                                      --

12                As the Company does not have any debt securities registered under Section 12 of the Securities Act of 1933, no ratio of
                  earnings to fixed charges appears in this Annual Report on Form 10-K.                     --

13                Andover Bancorp, Inc. 1999 Annual Report, which, except for those portions expressly incorporated herein by reference, is furnished only for the information of the Securities and Exchange Commission
                  and is not deemed to be filed.                                                            26

21                The Company's sole subsidiary is Andover Bank, a Massachusetts savings bank in stock form, which is included in the
                  Consolidated Financial Statements filed in the Annual Report
                  on Form 10-K for the fiscal year ended December 31, 1999.                                 --

23.1              Consent of KPMG Peat Marwick LLP.                                                        106