Form 10-Q
period 2000-03-31
ANDOVER BANCORP INC
filed 2000-05-09
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------


                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended MARCH 31, 2000 or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to
                               ------------    ------------

                         Commission File Number 0-16358

                              ANDOVER BANCORP, INC.
              ----------------------------------------------------
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


                                 (978) 749-2000
              --------------------------------------------------
             (Registrant's telephone number, including area code)

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

                 Class:  Common Stock, par value $0.10 per share
                 Outstanding as of May 3, 2000: 6,356,172 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES

                                      Index

                         PART I - FINANCIAL INFORMATION


ITEM 1          Financial Statements                                        Page

                    Consolidated Balance Sheets                                1

                    Consolidated Statements of Operations                      2

                    Consolidated Statements of Changes in
                      Stockholders' Equity                                     3

                    Consolidated Statements of Cash Flows                    4-5

                    Notes to Consolidated Financial
                      Statements                                               6

                    Analysis of Net Yield on Earning Assets                    7


ITEM 2          Management's Discussion and Analysis of                     8-17
                Financial Condition and Results of Operations
                    For the Quarter Ended March 31, 2000

ITEM 3          Quantitative and Qualitative Disclosure About Market Risk     16

                           PART II - OTHER INFORMATION

ITEM 1          Legal Proceedings                                             18

ITEM 2          Changes in Securities                                         18

ITEM 3          Defaults upon Senior Securities                               18

ITEM 4          Submission of Matters to a Vote of Security Holders           18

ITEM 5          Other Information                                             18

ITEM 6          Exhibits and Reports on Form 8-K                              18

Signatures                                                                    19

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            MARCH 31, 2000            DECEMBER 31, 1999
                                                            --------------            -----------------
                                                                         (In thousands)
                                     ASSETS

Cash and due from banks                                         $   30,752                $   26,913
Short-term investments                                               8,900                     1,600
                                                                ----------                ----------
  Cash and cash equivalents                                         39,652                    28,513
                                                                ----------                ----------
Assets held for sale, at lower of
  cost or market                                                     2,032                     1,494
Investments available for sale (amortized
   cost of $264,482 in 2000 and $226,332
   in 1999)                                                        258,605                   221,370
Investments held to maturity (market value
   of $58,617 in 2000 and $62,557 in 1999)                          60,017                    63,752
Loans                                                            1,149,978                 1,133,101
Allowance for loan losses                                          (11,403)                  (11,384)
                                                                ----------                ----------
  Net loans                                                      1,138,575                 1,121,717
                                                                ----------                ----------
Mortgage servicing assets, net                                      10,354                    10,635
Premises and equipment, net                                         10,712                    10,663
Accrued interest receivable                                          9,503                     8,236
Stock in FHLBB, at cost                                             20,395                    17,737
Net deferred income taxes receivable                                 4,620                     5,259
Other assets                                                         2,221                     1,678
                                                                ----------                ----------
      Total assets                                              $1,556,686                $1,491,054
                                                                ==========                ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                      $  997,619                $  968,533
  Other borrowings                                                  42,097                    73,662
  Federal Home Loan Bank advances                                  375,702                   305,722
  Mortgagors' escrow accounts                                        3,568                     3,412
  Income taxes payable                                               5,105                     3,817
  Accrued expenses and other liabilities                             4,626                     5,645
                                                                ----------                ----------
      Total liabilities                                          1,428,717                 1,360,791
                                                                ----------                ----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value per share;
   3,000,000 shares authorized, none issued                            ---                       ---
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized; 6,534,072
   shares issued in 2000 and 1999; shares outstanding
   6,356,172 and 6,534,072 in 2000 and 1999, respectively              653                       653
  Additional paid-in capital                                        60,745                    60,745
  Retained earnings                                                 74,934                    71,924
  Treasury stock (177,900 and -0- shares in 2000
   and 1999, respectively, at cost)                                 (4,718)                      ---
  Accumulated other comprehensive loss                              (3,645)                   (3,059)
                                                                ----------                ----------
       Total stockholders' equity                                  127,969                   130,263
                                                                ----------                ----------
       Total liabilities and stockholders' equity               $1,556,686                $1,491,054
                                                                ==========                ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    QUARTERS ENDED
                                                                       MARCH 31,
                                                                    --------------
                                                            2000                      1999
                                                            ----                      ----
                                                        (In thousands, except per share amounts)
   Interest and dividend income:
     Loans                                                 $21,309                   $19,548
     Mortgage-backed securities                              2,182                     2,448
     Investment securities                                   3,280                     2,137
     Short-term investments                                     11                       132
                                                           -------                   -------
        Total interest and dividend income                  26,782                    24,265
                                                           -------                   -------

   Interest expense:
     Deposits                                                8,663                     8,794
     Federal Home Loan Bank advances                         4,356                     3,696
     Other borrowings                                        1,250                       338
                                                           -------                   -------
        Total interest expense                              14,269                    12,828
                                                           -------                   -------
        Net interest and dividend income                    12,513                    11,437

   Provision for loan losses                                   200                       ---
                                                           -------                   -------
        Net interest and dividend income
          after provision for loan
          losses                                            12,313                    11,437
                                                           -------                   -------

   Non-interest income:
     Net gains from sales of assets held
        for sale and investments available for sale              7                        93
     Mortgage banking income, net                              424                       217
     Other income                                              858                       886
                                                           -------                   -------
        Total non-interest income                            1,289                     1,196
                                                           -------                   -------

   Non-interest expense:
     Salaries and employee benefits                          3,696                     2,327
     Office occupancy and equipment                            850                       747
     Data processing                                           648                       526
     Professional fees                                         187                       483
     Marketing                                                 244                       212
     Mortgage banking expense                                   23                       126
     Other operating expense                                   778                       800
                                                           -------                   -------
        Total non-interest expense                           6,426                     5,221
                                                           -------                   -------

        Income before income tax expense                     7,176                     7,421

   Income tax expense                                        2,620                     2,620
                                                           -------                   -------

        Net income                                         $ 4,556                   $ 4,792
                                                           =======                   =======




   Basic earnings per share                                  $0.71                     $0.73
                                                             =====                     =====

   Diluted earnings per share                                $0.69                     $0.71
                                                             =====                     =====


   Weighted average shares outstanding - basic           6,434,357                 6,521,968
   Dilutive impact of stock options                        159,158                   183,167
                                                         ---------                 ---------
   Weighted average shares outstanding - diluted         6,593,515                 6,705,135
                                                         =========                 =========

The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       Year Ended December 31, 1999 and Three Months Ended March 31, 2000
                                   (Unaudited)

                                                                                                         ACCUMULATED        TOTAL
                                                             ADDITIONAL                                     OTHER           STOCK-
                                                  COMMON      PAID-IN        RETAINED      TREASURY     COMPREHENSIVE       HOLDERS'
                                                  STOCK       CAPITAL        EARNINGS       STOCK       INCOME (LOSS)       EQUITY
                                                  ------     ----------      --------      --------     -------------       ------
                                                                                   (In thousands)

Balance at December 31, 1998                      $652         $60,507        $58,716      $    ---         $ 1,267       $121,142

Comprehensive income:
 Net income                                        ---             ---         18,885           ---             ---         18,885
 Other comprehensive income (loss):
 Unrealized holding losses arising
  during the period, net of tax benefit
  of $2,592                                        ---             ---            ---           ---          (4,077)        (4,077)
 Realized losses included in net
  income, net of tax benefit of $136               ---             ---            ---           ---            (249)          (249)
                                                                                                                         ---------
   Total comprehensive income                                                                                               14,559
 Dividends declared and
  paid ($0.87 per share)                           ---             ---         (5,677)          ---             ---         (5,677)
 Stock options exercised                             1             238            ---           ---             ---            239
                                                  ----         -------        -------        ------         -------       --------
Balance at December 31, 1999                       653          60,745         71,924           ---          (3,059)       130,263

Comprehensive income:
 Net income                                        ---             ---          4,556           ---             ---          4,556
 Other comprehensive income (loss):
 Unrealized holding losses arising
  during the period, net of tax
  benefit of $329                                  ---             ---           ---            ---            (586)          (586)
                                                                                                                           -------
   Total comprehensive income                                                                                                3,970
 Dividends declared and
  paid ($0.24 per share)                           ---             ---         (1,546)          ---             ---         (1,546)
 Purchase of treasury stock                        ---             ---            ---        (4,718)            ---         (4,718)
                                                  ----         -------        -------       -------         -------       --------
Balance at March 31, 2000                         $653         $60,745        $74,934       $(4,718)        $(3,645)      $127,969
                                                  ====         =======        =======       =======         =======       ========


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     THREE MONTHS ENDED,
                                                                                                          MARCH 31,
                                                                                                     -------------------
                                                                                                   2000                1999
                                                                                                        (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                     $ 4,556           $ 4,792
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                                          200               ---
   Net gains on sales and provisions
     for other real estate owned                                                                      ---                (9)
   Net gains from sales of assets held for sale                                                        (7)              (93)
   Depreciation and amortization                                                                      363               356
   Amortization of fees, discounts and premiums, net                                                   22               149
   Deferred income taxes                                                                              968              (245)
   (Increase) decrease in:
     Assets held for sale                                                                            (531)            7,575
     Accrued interest receivable                                                                   (1,267)             (593)
     Mortgage servicing assets                                                                        376               467
     Other assets                                                                                    (390)               59
   Increase (decrease) in:
     Mortgagors' escrow accounts                                                                      156               359
     Accrued income taxes payable                                                                   1,288            (1,307)
     Accrued expenses and other liabilities                                                        (1,019)           (1,435)
                                                                                                  -------           -------
      Net cash provided by operating activities                                                     4,715            10,075
                                                                                                  -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                                                    (39,983)          (28,677)
     Proceeds from maturities and redemptions                                                         ---               500
     Principal repayments                                                                           1,791             6,962
   Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and redemptions                                                       1,000             1,000
     Principal repayments                                                                           2,721             9,373
   Net change in FHLB stock                                                                        (2,658)              ---
   Purchases of whole loans                                                                        (5,282)          (10,461)
   Purchased and capitalized mortgage servicing assets                                                (95)             (353)
   Net (increase) decrease in loans                                                               (11,900)            5,808
   Capital expenditures on premises and equipment, net                                               (412)             (244)
   Proceeds from sales of other real estate owned                                                       5               207
                                                                                                  -------           -------
       Net cash used by investing activities                                                      (54,813)          (27,501)
                                                                                                  -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                             29,086           (18,108)
   Net increase (decrease) in other borrowings                                                    (31,565)            1,369
   Proceeds from issuance of FHLB advances                                                        495,000           136,100
   Principal repayments of FHLB advances                                                         (425,020)         (107,061)
   Net increase in treasury stock                                                                  (4,718)              ---
   Dividends paid                                                                                  (1,546)           (1,369)
   Stock options exercised                                                                            ---                18
                                                                                                  -------           -------
       Net cash provided by financing activities                                                   61,237            10,949
                                                                                                  -------           -------

Net increase (decrease) in cash and cash equivalents                                               11,139            (6,477)
Cash and cash equivalents, at beginning of period                                                  28,513            45,437
                                                                                                  -------           -------
Cash and cash equivalents, at end of period                                                       $39,652           $38,960
                                                                                                  =======           =======

Statement continued on next page.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                                                      THREE MONTHS ENDED,
                                                                                                           MARCH 31,
                                                                                                      -------------------
                                                                                                     2000              1999
                                                                                                       (In thousands)

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                                                 $14,547           $12,896
         Income taxes                                                                                 363             4,173
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed securities
       held for sale or investments available for sale                                              2,005            14,057
    Transfer of loans to other real estate owned                                                      158               167


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)        BASIS OF PRESENTATION

          The unaudited consolidated financial statements of Andover Bancorp, Inc. (the "Company") and its principal subsidiary, Andover Bank (the "Bank"), presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1999. Andover Bank is a state chartered savings bank with its headquarters located in Andover, Massachusetts. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2)        SUBSEQUENT EVENT

          On January 26, 2000, the Company entered into a definitive agreement to acquire GBT Bancorp ("GBT") and its wholly-owned subsidiary, Gloucester Bank and Trust Company, a Massachusetts-chartered trust company with two banking offices in Gloucester, Massachusetts. The Company has since received approval from the Federal Reserve Bank of Boston to acquire GBT. Consummation of the acquisition is subject to the receipt of additional regulatory and GBT shareholder approvals. The Company expects to complete the purchase in July, 2000. Under the terms of the agreement, Gloucester Bank and Trust Company will continue to operate under its own name as a subsidiary of Andover Bancorp, Inc.

          At March 31, 2000, GBT had $127.3 million in assets, primarily commercial real estate loans and investment securities, and deposits of $101.9 million. The acquisition will be accounted for as a purchase and had a total value of approximately $16.2 million on the date the agreement was announced. The estimated portion of goodwill attributed to this transaction is approximately $9.2 million.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           NET YIELD ON EARNING ASSETS
                                   (Unaudited)

                                                                                  QUARTERS ENDED MARCH 31,
                                                                                  ------------------------
                                                                        2000                                    1999
                                                                        ----                                    ----
                                                                      INTEREST    AVERAGE                     INTEREST     AVERAGE
                                                        AVERAGE        EARNED/    YIELD/         AVERAGE       EARNED/     YIELD/
                                                        BALANCE         PAID      RATE(3)        BALANCE        PAID       RATE(3)
                                                        -------       --------    -------        -------      --------     -------
ASSETS
Interest-earning assets:
  Short-term investments                               $      782       $   11     5.66%      $    11,263      $   132      4.75%
  Investment securities (1)(2)                            198,763        3,280     6.64           136,503        2,137      6.35
  Mortgage-backed securities (1)                          127,555        2,182     6.88           150,249        2,448      6.61
                                                       ----------       ------                 ----------       ------
   Total investments                                      327,100        5,473     6.73           298,015        4,717      6.42
                                                       ----------       ------                 ----------       ------
  Residential loans                                       747,495       12,827     6.90           756,156       12,776      6.85
  Commercial real estate loans                            207,765        4,513     8.74           153,704        3,459      9.13
  Construction and land loans                              65,082        1,552     9.59            55,450        1,260      9.22
                                                       ----------       ------                 ----------       ------
   Total real estate loans (1) (3)                      1,020,342       18,892     7.45           965,310       17,495      7.35
                                                       ----------       ------                 ----------       ------
  Consumer loans (3)                                       62,679        1,285     8.25            60,928        1,196      7.96
                                                       ----------       ------                 ----------       ------
  Commercial and lease loans (3)                           26,042          589     9.10            31,762          672      8.58
  Lease financing (3)                                      29,998          543     7.28            10,120          185      7.41
                                                       ----------       ------                 ----------       ------
  Total commercial loans                                   56,040        1,132     8.12            41,882          857      8.30
                                                       ----------       ------                 ----------       ------
   Total loans                                          1,139,061       21,309     7.52         1,068,120       19,548      7.42
                                                       ----------       ------                 ----------       ------
   Total interest-earning assets                        1,466,161       26,782     7.35%        1,366,135       24,265      7.20%
                                                                        ------                                  ------
Allowance for loan losses                                 (11,399)                                (11,050)
Other assets                                               56,375                                  49,330
                                                       ----------                              ----------
   Total assets                                        $1,511,137                              $1,404,415
                                                       ==========                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                                         $   96,170       $  196     0.82%       $   92,081      $   181      0.80%
  Money market deposit accounts                            96,839          680     2.82            96,088          656      2.77
  Savings accounts                                        213,479        1,747     3.29           201,860        1,597      3.21
  Certificates of deposit                                 480,198        6,040     5.06           481,846        6,360      5.35
                                                       ----------       ------                 ----------      -------
   Total interest-bearing deposits                        886,686        8,663     3.93           871,875        8,794      4.09
                                                       ----------       ------                 ----------      -------

Borrowed funds:
  Other borrowings                                         88,292        1,250     5.69            29,683          338      4.62
  Federal Home Loan Bank advances                         309,116        4,356     5.67           274,614        3,696      5.46
                                                        ---------      -------                 ----------      -------
   Total borrowed funds                                   397,408        5,606     5.67           304,297        4,034      5.38
                                                        ---------       ------                 ----------      -------
   Total interest-bearing liabilities                   1,284,094       14,269     4.47%        1,176,172       12,828      4.42%
                                                                        ------                                 -------

Demand deposits                                            86,926                                  95,297
Other liabilities                                           9,234                                  13,067
                                                       ----------                              ----------
   Total liabilities                                    1,380,254                               1,284,536
Stockholders' equity                                      130,883                                 119,879
                                                       ----------                              ----------
   Total liabilities and stock-
      holders' equity                                  $1,511,137                              $1,404,415
                                                       ==========                              ==========

Net interest income                                                    $12,513                                 $11,437
                                                                       =======                                 =======

Interest rate spread                                                               2.88%                                    2.78%
                                                                                   ====                                     ====

Net yield on earning assets                                                        3.43%                                    3.40%
                                                                                   ====                                     ====

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield has been calculated using interest income divided by the average balance of the amortized historical cost.
(2) Included in the average balance and interest earned amounts is the stock in FHLB of Boston.
(3) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average amounts outstanding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2000

PRELIMINARY NOTE IN REGARD TO FORWARD-LOOKING STATEMENTS. This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "intends" and similar expressions are intended to identify forward-looking statements. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These expressed or implied important risks, uncertainties and other factors may cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS. The following important factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, performance or achievements including, without limitation, the Company's ability to integrate systems and other back-office operations of GBT and Gloucester Bank and Trust Company following the proposed acquisition of GBT, unanticipated costs in connection with the proposed acquisition, the Bank's continued ability to originate quality loans, fluctuations of interest rates, real estate market conditions in the Bank's lending area, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $4.6 million, or $0.69 per diluted share, for the quarter ended March 31, 2000 as compared to net income of $4.8 million, or $0.71 per diluted share, for the first quarter of 1999. The first quarter of 1999 was positively impacted by a pre-tax gain of $1.1 million from the curtailment of the Company's defined benefit plan. Andover's annualized return on average assets decreased to 1.21% for the first quarter of 2000 compared to 1.38% in the first quarter of 1999. The annualized return on average stockholders' equity decreased to 14.00% in the first quarter of 2000 from 16.21% in the first quarter of 1999.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income totaled $12.5 million for the first quarter of 2000 as compared to $11.4 million for the same period in 1999. This increase resulted primarily from a 7% increase in average earning assets as well as an improved net interest margin. The 3 basis point increase in the net yield on earning assets to 3.43% for the first quarter of 2000, as compared to 3.40% in the corresponding quarter of 1999, was due primarily to a 15 basis point increase in the yield on the interest-earning assets, partially offset by a 5 basis point rise in the rates paid on the interest-bearing liabilities.

PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to the statement of operations. The allowance is reduced by a credit for loan losses as well as loan charge-offs. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amount required to meet possible loan losses after weighing various factors. Among the factors that management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of nonaccruing loans, current economic conditions, trends in delinquencies, actual charge-off experience, and collateral values of the underlying security. Because the allowance for loan losses is based on various estimates, and includes a high degree of judgment by management, subsequent changes in the general economic prospects of the borrowers may require changes in those estimates. In addition, regulatory agencies, as an integral part of the examination process, review the Bank's allowance and may require the Bank to provide additions to the allowance based on their assessment, which may differ from management's assessment.

There was a provision for loan losses of $200,000 for the first quarter of 2000 and no provision taken in the comparative quarter in 1999. In addition to the factors mentioned above, management considered several other factors in determining that a provision was needed in the first quarter of 2000. These factors include, without limitation, the level and mix of loan growth, the level of nonaccrual and delinquent loans, the ratio of the allowance to total loans, as well as charge-offs and recoveries. Net charge-offs totaled $181,000 for the first quarter of 2000 as compared to net recoveries of $668,000 in 1999. Management also believes that the allowance for loan losses will be adequate to absorb possible credit losses inherent in the loan portfolio.

NON-INTEREST INCOME. Net gains from sales of loans, investments and mortgage-backed securities held for sale and available for sale totaled $7,000 in the first quarter of 2000 as compared to $93,000 in the first quarter of 1999.

Mortgage banking income totaled $424,000 in the first quarter of 2000 versus $217,000 in the comparable quarter in 1999. In the first quarter of 2000, there was a credit to the valuation allowance of $250,000 as compared to no provision for the valuation allowance in the comparable quarter of 1999. The mortgage servicing assets are assessed for impairment on a quarterly basis. During the first quarter of 2000, mortgage interest rates continued to rise, thereby increasing the value of the servicing rights and reducing the need for the same level of valuation allowance. The first quarter of 1999 was marked by high prepayment levels and declining mortgage interest rates which negatively impacted the value of the mortgage servicing assets. Amortization expense totaled $626,000 and $647,000, respectively, for the quarters ended March 31, 2000 and 1999. While there were no mortgage servicing asset write-downs in the first quarter of 2000, write-downs totaled $290,000 for the first quarter of 1999. However, if mortgage interest rates decline from their current levels, it is possible that provisions or write-downs of the valuation allowance may be necessary due to the mortgage prepayment risk inherent in the servicing portfolio. This mortgage prepayment risk is the result of loans repaying faster than expected, causing the fair value of the mortgage servicing asset to decline. Loans serviced for investors totaled $938.8 million and $852.6 million, respectively, at March 31, 2000 and 1999.

The following table summarizes the activity in the valuation allowance for mortgage servicing assets for the quarters ended March 31, 2000 and 1999:

                                                           Quarters Ended
                                                              March 31,
                                                           --------------
                                                      2000               1999
                                                      ----               ----
                                                           (In thousands)

Balance at beginning of period                        $500             $1,125
Provision (credit) for valuation
   allowance                                          (250)               ---
Charge-offs                                            ---               (290)
                                                      ----             ------

Balance at end of period                              $250             $  835
                                                      ====             ======

Other income totaled $858,000 in the first quarter of 2000 as compared to $886,000 in the first quarter of 1999 primarily due to lower loan fees due to a lower level of delinquent loans, partially offset by an increase in deposit fee income.

NON-INTEREST EXPENSE. Non-interest expenses increased by $1.2 million, or 23.1%, to $6.4 million in the first quarter of 2000 from $5.2 million in the first quarter of 1999. The efficiency ratio (a ratio that measures operating expenses as a percentage of operating income) increased from 41.6% in the first quarter of 1999 to 46.5% in the comparable period of 2000 primarily due to higher general and administrative costs. The increase in non-interest expense during the first quarter of 2000 was attributable to a rise in both salaries and employee benefits and data processing expenses, partially offset by a decrease in professional fees and mortgage banking expenses.

Salaries and employee benefits, the largest component of non-interest expense, increased $1.4 million, or 58.8%, in the first quarter of 2000 to $3.7 million primarily due to the pre-tax gain of $1.1 million from the curtailment of the Company's defined benefit pension plan recorded in 1999's first quarter. In addition, the introduction of a money purchase plan and an increase in the corporate match to the existing 401(k) plan added approximately $170,000 in benefit costs during the first quarter of 2000.

Office occupancy and equipment expenses increased 13.8% from $747,000 in the first quarter of 1999 mainly attributable to increased depreciation of equipment and buildings as well as increased rental expenses from more branch and ATM locations.

Data processing expenses increased from the first quarter of 1999 to the corresponding quarter in 2000 by 23.2% or $122,000. This was primarily due to an increase in the number of loans serviced by the Company as well as increased costs associated with alternative delivery systems such as the internet, debit cards and automated services. In addition, as the size and complexity of the Company increases, information systems needed to support the decisions and the costs related thereto will increase.

Professional fees decreased $296,000 to $187,000 in the first quarter of 2000 from $483,000 in the first quarter of 1999 due to decreased corporate legal fees, recruiting expenses and other professional fees.

Marketing expenses increased 15.1% to $244,000 for the first quarter of 2000 compared to 1999's first quarter due to increased advertising for the Bank's deposit products in light of the large bank divestitures occurring in the Company's market area.

Mortgage banking expenses decreased 81.7% or $103,000 in the first quarter of 2000 versus 1999's first quarter due to reduced costs incurred in conjunction with the serviced loan portfolio as well as a significant reduction in the costs incurred on the refinancing activity experienced in 1999.

Other operating expenses decreased 2.8% from the first quarter of 1999 to $778,000 in the corresponding quarter in 2000 due to a reduction in corporate banking insurance and other cost saving measures.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $2.6 million on its financial statement earnings for both the first quarters of 2000 and 1999, respectively. The effective tax rate for the first quarter of 2000 was 36.5%, as compared to 35.3% for the corresponding period in 1999. The lower tax rate in the first quarter of 1999 was due to a state tax credit.

FINANCIAL CONDITION

Total assets increased from $1,491.1 million at December 31, 1999 to $1,556.7 million at March 31, 2000. Increases in investments available for sale and the loan portfolio were funded primarily by borrowings during the first three months of 2000.

LOANS. The following table shows the composition of the Company's loan portfolio at March 31, 2000 and December 31, 1999. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                                     3/31/00         12/31/99
                                                     -------         --------
                                                          (In thousands)
Real estate loans:
  Residential                                     $  746,951       $  743,747
  Commercial                                         210,115          207,364
  Construction and land                               73,030           63,660
                                                  ----------       ----------
    Total real estate loans                        1,030,096        1,014,771
                                                  ----------       ----------
Consumer loans                                        63,263           61,831
                                                  ----------       ----------
Commercial loans:
  Commercial and lease loans                          26,103           27,378
  Lease financing                                     30,516           29,121
                                                  ----------       ----------
   Total commercial loans                             56,619           56,499
                                                  ----------       ----------
   Total loans                                    $1,149,978       $1,133,101
                                                  ==========       ==========

Total loans increased $16.9 million during the first three months of 2000 to $1,150.0 million at March 31, 2000, primarily due to an increase in the construction and land portfolios as a result of continued demand for new housing.

Originations of all loan types are sensitive to the interest rate environment, the capacity for borrowing and real estate values, current and anticipated economic conditions as well as the competitive landscape. Due to the favorable interest rates experienced in the first three months of 1999, mortgage refinancing volume was very heavy and resulted in residential loan originations totaling $73.8 million. Conversely in 2000, residential loan originations totaled only $20.1 million due to a decrease in refinancing activity caused by a rise in interest rates. Residential loan balances increased only $3.2 million during the first three months of 2000 primarily due the securitization of certain fixed-rate loans as well as regular amortization and loan prepayments.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans and leases, increased $12.2 million during the first three months of 2000. The volume of corporate loan originations reflects the Company's increased interest for this type of loan, however, real estate values, current and anticipated economic conditions and a customer's capacity for borrowing have a more critical role. Corporate loan originations totaled $39.6 million and $37.7 million, respectively, for the three months ended March 31, 2000 and 1999. The loan balances do not reflect the full impact of the total originations due to loan prepayments and certain amounts that remain unadvanced as of March 31, 2000.

Consumer loan balances increased by approximately 2.3% on an annualized basis, to $63.3 million at March 31, 2000, primarily due to an increase in the second mortgage portfolio.

RISK ELEMENTS. The following table shows the composition of non-performing assets at March 31, 2000 and December 31, 1999:

                                                     3/31/00          12/31/99
                                                     -------          --------
                                                       (Dollars in thousands)

Nonaccruing loans                                     $2,077            $2,456
Other real estate owned                                  194                41
                                                      ------            ------
    Total non-performing assets                       $2,271            $2,497
                                                      ======            ======

Total non-performing assets as a
 percentage of total assets                           0.15%              0.17%

At March 31, 2000, total impaired loans were $2.1 million, of which $843,000 had related allowances of $143,000 and $1.3 million which did not require a related allowance. All of the $2.1 million in impaired loans have been measured using the fair value of the collateral method. During the three months ended March 31, 2000, the average recorded value of impaired loans was $2.3 million.

NONACCRUING LOANS. Management places loans on nonaccrual status when loan payments are past due 90 days or more, regardless of collateral values. All previously accrued but uncollected interest is reversed against current period interest income when a loan is placed on nonaccrual status. Loans for which payments are less than 90 days past due are placed on nonaccrual status when concern exists as to the ultimate collectibility of the loan. Nonaccrual loans are generally not returned to performing status until the obligation is brought current and when concern no longer exists as to the collectibility of principal or interest.

The following table shows the composition of nonaccruing loans at March 31, 2000, and December 31, 1999:

                                                   3/31/00           12/31/99
                                                   -------           --------
                                                     (Dollars in thousands)

Residential real estate                            $   520            $   588
Commercial real estate                               1,196              1,308
Construction and land                                   60                ---
Commercial and lease loans                              12                101
Lease financing                                        277                435
Consumer                                                12                 24
                                                   -------            -------
  Total nonaccrual loans                           $ 2,077            $ 2,456
                                                   =======            =======


Allowance for loan losses                          $11,403            $11,384
                                                   =======            =======

Allowance for loan losses as a
 percentage of total loans                            1.0%               1.0%

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the quarters ended March 31, 2000 and 1999:

                                                         Quarters Ended
                                                            March 31,
                                                         --------------
                                                      2000            1999
                                                      ----            ----
                                                     (Dollars in thousands)


Balance at beginning of period                     $11,384         $10,486
Provision for loan losses                              200             ---

Charge-offs:
 Residential real estate                               ---             (88)
 Commercial real estate                                ---             (20)
 Construction and land                                 ---             ---
 Commercial and lease loans                            (75)            (15)
 Lease financings                                     (166)            ---
 Consumer                                               (1)             (1)
                                                   -------         -------
  Total charge-offs                                   (242)           (124)
                                                   -------         -------
Recoveries:
 Residential real estate                                 4               4
 Commercial real estate                                 34             539
 Construction and land                                 ---             ---
 Commercial and lease loans                             19             106
 Lease financings                                      ---             130
 Consumer                                                4              13
                                                   -------         -------
  Total recoveries                                      61             792
                                                   -------         -------
Net (charge-offs)recoveries                           (181)            668
                                                   -------         -------
Balance at end of period                           $11,403         $11,154
                                                   =======         =======

Ratio of annualized net
  (charge-offs) recoveries to average
  loans outstanding                                 (0.06)%         0.25%

Management analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Results of Operations - Provision for Loan Losses".

INVESTMENTS. As of March 31, 2000, the Company's total investment portfolio amounted to $327.5 million for an increase of $40.8 million from December 31, 1999. The increase in the first three months of 2000 was primarily due to purchases of various investments available for sale, including mortgage-backed securities, corporate bonds, U.S. government and federal agency obligations. However, these purchases were partially offset by principal repayments in the mortgage-backed portfolio.

Management continually evaluates its investment alternatives in order to properly manage the overall balance sheet mix. The timing of purchases, sales and reinvestment, if any, will be based on various factors including expectation of movements in market interest rates and loan demand. Notwithstanding these events, it is the intent of management to grow the earning asset base through loan originations, loan purchases or investment acquisitions while funding this growth through a mix of retail deposits, FHLB advances and other borrowings.

The following table presents the composition and carrying values of the investment portfolio at March 31, 2000 and December 31, 1999:


                                                       3/31/00          12/31/99
                                                       -------          --------
                                                            (In thousands)

SHORT-TERM INVESTMENTS                                $  8,900          $  1,600
                                                      ========          ========

INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
Common stocks                                         $  2,229          $  1,248
                                                      --------          --------

U.S. government and federal agency obligations          74,973            65,191
Other bonds and obligations                             98,607            84,336
                                                      --------          --------
   Total bonds and obligations                         173,580           149,527
                                                      --------          --------

GNMA mortgage-backed securities                         31,870            27,381
FHLMC participation certificates                        22,638            19,118
FNMA pass-through certificates                          15,843            11,433
Collateralized mortgage obligations                     12,445            12,663
                                                      --------          --------
   Total mortgage-backed securities                     82,796            70,595
                                                      --------          --------
    Total investments available for sale              $258,605          $221,370
                                                      ========          ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):

U.S. government and federal agency obligations        $  8,502          $  8,507
Other bonds and obligations                              1,510             2,514
                                                      --------          --------
   Total bonds and obligations                          10,012            11,021
                                                      --------          --------

FNMA pass-through certificates                          22,930            24,082
FHLMC participation certificates                        16,882            18,073
GNMA mortgage-backed securities                          1,858             1,923
Collateralized mortgage obligations                      7,977             8,268
Other asset-backed securities                              358               385
                                                      --------          --------
   Total mortgage-backed securities                     50,005            52,731
                                                      --------          --------
    Total investments held to maturity                $ 60,017          $ 63,752
                                                      ========          ========

   Total investments                                  $327,522          $286,722
                                                      ========          ========


The following table shows the gross unrealized gains and losses by major categories of securities as of March 31, 2000:

                                                  Unrealized         Unrealized
                                                     Gains             Losses
                                                  ----------         ----------
                                                          (In thousands)
INVESTMENTS AVAILABLE FOR SALE:

Common stocks                                           $104           $  (178)
U.S. government and federal agency obligations            10            (1,396)
Other bonds and obligations                               31            (2,984)
Mortgage-backed securities                               122            (1,586)
                                                        ----           -------
    Total investments available for sale                $267           $(6,144)
                                                        ====           =======
INVESTMENTS HELD TO MATURITY:

U.S. government and federal agency obligations          $---           $  (122)
Other bonds and obligations                               17               ---
Mortgage-backed securities                                85            (1,380)
                                                        ----           -------
    Total investments held to maturity                  $102           $(1,502)
                                                        ====           =======

    Total unrealized gains and losses                   $369           $(7,646)
                                                        ====           =======

At March 31, 2000, the Company's net unrealized loss on investments available for sale amounted to $5.9 million, a fair value decline of $915,000 from $5.0 million at December

31, 1999. At March 31, 2000, the Company's net unrealized loss on investments held to maturity totaled $1.4 million, for a decline of $205,000 from $1.2 million at December 31, 1999. The changes in the net unrealized loss on the total investment portfolio from year-end 1999 were primarily due to an increase in market interest rates during the first three months of 2000.

DEPOSITS AND BORROWED FUNDS. Total deposits increased $29.1 million to $997.6 million at March 31, 2000 from $968.5 million at December 31, 1999. This increase was most pronounced in NOW accounts which increased by $11.4 million during the first three months of 2000. In addition, demand deposit accounts rose by $10.4 million and certificates of deposit rose $8.1 million during this period. Partially offsetting these increases, however, were modest declines of $526,000 and $266,000 in money market deposit accounts and savings accounts, respectively, during the first three months of 2000.

The following table shows the composition of the Company's deposits at March 31, 2000 and December 31, 1999:
                                                 3/31/00           12/31/99
                                                 -------           --------
                                                       (In thousands)

Demand deposit accounts                         $ 97,231           $ 86,871
NOW accounts                                     110,416             99,040
Money market deposit accounts                     94,765             95,291
Savings accounts                                 213,020            213,286
Certificates of deposit                          482,187            474,045
                                                --------           --------

     Total deposits                             $997,619           $968,533
                                                ========           ========


In order to fund the growth in total assets experienced during the first three months of 2000, the Bank augmented the rise in deposits with an increase in borrowed funds. Federal Home Loan Bank advances increased $70.0 million from December 31, 1999 to $375.7 million at March 31, 2000. Other borrowings decreased $31.6 million to $42.1 million at March 31, 2000. The decline in other borrowings was offset by the increase in the FHLB advances and together, fueled the increase in total assets for the first quarter of 2000.

LIQUIDITY. The goal of the Company's liquidity management process is to assess its funding requirements so as to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities. Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations.

The Company's primary source of funds is dividends from its bank subsidiary. Dividends from the Bank to the Company totaled $4.0 million in the first quarter of 2000. The Company made payments of dividends to stockholders in the amount of $1.5 million in the first quarter of 2000. In April, 2000, the Company declared a dividend in the amount of $1.5 million, payable in the second quarter of 2000.

The Bank has a diverse base of funding. Sources of liquidity include increasing customer deposits, borrowed funds, repayments, prepayments and amortization of the investment and loan portfolios as well as sales of securities in the investments available for sale portfolio. Sources of borrowed funds include funds purchased from other banks, customer repurchase agreements, the sale of securities under repurchase agreements and borrowings from the FHLB, of which the Bank is a voluntary member. The Bank may also obtain funds from the discount window of the Federal Reserve Bank of Boston by pledging certain assets.

Cash flows provided by operations decreased $5.4 million to $4.7 million in the first three months of 2000, as compared to $10.1 million in the corresponding period of 1999 primarily due to an increase in assets held for sale partially offset by an increase in accrued income taxes payable. Cash flows used by investing activities increased by $27.3 million to $54.8 million for the three months ended March, 2000, as compared to $27.5 million during the equivalent period last year. This increase was mainly attributable to a higher level of purchases of securities available for sale as well as an increase in the loan portfolio. Cash flows provided by financing activities increased $50.3 million for the three months ended March 31, 2000 to $61.2 million, as compared to $10.9 million in the equivalent period in 1999. The financing activity increase was due to a change in the mix of financing sources, with a rise in deposits and FHLB advances offset by a decrease in other borrowings and an increase in the payments to acquire treasury stock.

During the first quarter of 2000, the Company repurchased 177,900 common shares in connection with its previously announced stock repurchase plan. Approximately 146,000 shares remain eligible for repurchase under the existing 5% program limitation.

At March 31, 2000, the Company had home equity, reserve credit and commercial unadvanced lines of credit totaling $105.7 million. Outstanding commitments to originate loans totaled $53.0 million. Unadvanced portions of construction and land loans amounted to $35.6 million. Standby letters of credit were $3.5 million. Loans sold with recourse totaled $1.1 million. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current regulatory and risk-based capital requirements as of March 31, 2000:

                                     Regulatory         Andover         Andover
                                       Minimum       Bancorp, Inc.       Bank
                                     ----------      -------------      -------

Leverage Capital Ratio Tier 1          4.00%              8.71%           8.14%
Risk Based Capital Ratio:
     Tier 1                            4.00              12.74           11.93
     Total                             8.00              13.85           13.04

As of March 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the prompt corrective action provisions. Therefore, the Bank is entitled to pay the lowest deposit premium possible.

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK. The Bank's primary source of revenue is net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company seeks to manage its exposure to interest rate risk or market risk, through active monitoring and management of its interest rate risk exposure, which is inherent in its lending and deposit taking activities. The policies and procedures for managing both on and off balance sheet activities are established by Andover's Asset/Liability Management Committee (ALCO), who reports its findings to the Board of Directors on a regular basis.

The main objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Company's net interest income and to preserve capital, while adjusting the Company's asset/liability structure to obtain the maximum yield-cost spread on that structure. However, a sudden and substantial increase in interest rates may adversely impact earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis.

For further information regarding quantitative and qualitative disclosures about market risk, please refer to the Company's Form 10-K as of and for the year ended December 31, 1999.

RECENT ACCOUNTING DEVELOPMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes new accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. This statement, as amended by SFAS 137, is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. Early application is encouraged but restatement of prior periods is prohibited. SFAS 133 is not expected to have a material impact on the consolidated financial statements of the Company.

                           PART II - OTHER INFORMATION

ITEM 1          Legal Proceedings
                    Not Applicable

ITEM 2          Changes in Securities and Use of Proceeds
                    Not Applicable

ITEM 3          Defaults Upon Senior Securities
                    Not Applicable

ITEM 4          Submission of Matters to a Vote of Security Holders

                    The 2000 Annual Meeting of Shareholders of the Andover Bancorp, Inc. was held on April 27, 2000. John P. Bachini was newly elected while the two remaining nominees of the Board of Directors of the registrant were re-elected, each for a three-year term. In addition, the following individuals continued to remain members of the Board of Directors following the meeting: Paul J. Donahue, Sr., Clifford E. Elias, John E. Fenton, Jr., Naomi A. Gardner, Frank D. Goldstein, Gerald T. Mulligan, Irving E. Rogers III, Robert J. Scribner and Fred P. Shaheen. The only other matter voted on at the meeting included ratification of the appointment of KPMG LLP as Andover's independent auditors. Votes were cast as follows:

                I.  Election of three Class I Directors

                             Nominee                   For           Withheld
                             -------                   ---           --------
                        John P. Bachini             5,291,340         89,682
                        Thomas F. Caffrey           5,308,097         72,925
                        Cornelius J. McCarthy       5,307,661         73,361

                II.  Ratification of KPMG LLP as Independent Auditors

                            For                 Against              Abstain
                            ---                 -------              -------
                          5,346,171              9,774                25,077

ITEM 5          Other Information
                    None

ITEM 6          Exhibits and Reports on Form 8-K
                 (a) Exhibits
                     None

                 (b) Reports on Form 8-K

                     A Form 8-K was filed with the Securities and Exchange Commission on February 9, 2000, regarding the proposed acquisition of GBT Bancorp by Andover Bancorp, Inc. Information contained in the Form 8-K included the Agreement and Plan of Merger by and between Andover Bancorp, Inc. and GBT Bancorp, dated January 26, 2000.

                     A Form 8-K was filed with the Securities and Exchange Commission on March 1, 2000. Information contained in the Form 8-K included audited Consolidated Balance Sheets of Andover Bancorp, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related Consolidated Statements of Operations, Changes in Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ANDOVER BANCORP, INC.



May 9, 2000                                         /s/ Gerald T. Mulligan
                                                    ----------------------
                                                    Gerald T. Mulligan
                                                    President and
                                                    Chief Executive Officer





May 9, 2000                                         /s/ Joseph F. Casey
                                                    -------------------
                                                    Joseph F. Casey
                                                    Chief Financial Officer
                                                    and Treasurer