Form 10-Q
period 2000-06-30
ANDOVER BANCORP INC
filed 2000-08-11
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2000 or
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ____________ to ____________

                         Commission File Number 0-16358
                                                -------

                              ANDOVER BANCORP, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                     04-2952665
-------------------------------                  ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

61 MAIN STREET, ANDOVER, MASSACHUSETTS                    01810
--------------------------------------           ----------------------
(Address of principal executive office)                 (Zip Code)

                                 (978) 749-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----    ----

     The number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date is:

                 Class: Common Stock, par value $0.10 per share
               Outstanding as of August 7, 2000: 6,654,639 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION


ITEM 1          Financial Statements                                                     Page

                    Consolidated Balance Sheets                                            1

                    Consolidated Statements of Operations                                  2

                    Consolidated Statements of Changes in
                      Stockholders' Equity                                                 3

                    Consolidated Statements of Cash Flows                                4-5

                    Notes to Consolidated Financial
                      Statements                                                           6

                    Analysis of Net Yield on Earning Assets                                7


ITEM 2          Management's Discussion and Analysis of                                 8-19
                Financial Condition and Results of Operations
                    For the Three Months Ended June 30, 2000
                    For the Six Months Ended June 30, 2000

ITEM 3          Quantitative and Qualitative Disclosure About Market Risk                 16

                           PART II - OTHER INFORMATION

ITEM 1          Legal Proceedings                                                         20

ITEM 2          Changes in Securities                                                     20

ITEM 3          Defaults upon Senior Securities                                           20

ITEM 4          Submission of Matters to a Vote of Security Holders                       20

ITEM 5          Other Information                                                         20

ITEM 6          Exhibits and Reports on Form 8-K                                          20
                  Exhibit Index                                                           21

Signatures                                                                                29

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                                  JUNE 30, 2000      DECEMBER 31, 1999
                                                                  -------------      -----------------
                                                                            (In thousands)
                                     ASSETS

Cash and due from banks                                            $    41,181           $    26,913
Short-term investments                                                      --                 1,600
                                                                   -----------           -----------
  Cash and cash equivalents                                             41,181                28,513
                                                                   -----------           -----------
Assets held for sale, at lower of
  cost or market                                                         3,391                 1,494
Investments available for sale (amortized
   cost of $267,386 in 2000 and $226,332
   in 1999)                                                            261,734               221,370
Investments held to maturity (market value
   of $54,253 in 2000 and $62,557 in 1999)                              55,520                63,752
Loans                                                                1,219,110             1,133,101
Allowance for loan losses                                              (11,917)              (11,384)
                                                                   -----------           -----------
  Net loans                                                          1,207,193             1,121,717
                                                                   -----------           -----------
Mortgage servicing assets, net                                          10,492                10,635
Premises and equipment, net                                             10,974                10,663
Accrued interest receivable                                              9,740                 8,236
Stock in FHLBB, at cost                                                 21,580                17,737
Net deferred income taxes receivable                                     4,828                 5,259
Other assets                                                            10,494                 1,678
                                                                   -----------           -----------
      Total assets                                                 $ 1,637,127           $ 1,491,054
                                                                   ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                         $ 1,071,969           $   968,533
  Other borrowings                                                      74,788                73,662
  Federal Home Loan Bank advances                                      347,217               305,722
  Mortgagors' escrow accounts                                            2,928                 3,412
  Income taxes payable                                                   4,150                 3,817
  Accrued expenses and other liabilities                                 4,715                 5,645
                                                                   -----------           -----------
      Total liabilities                                              1,505,767             1,360,791
                                                                   -----------           -----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value per share;
   3,000,000 shares authorized, none issued                                 --                    --
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized; 6,534,072
   shares issued in 2000 and 1999; shares outstanding
   6,356,172 and 6,534,072 in 2000 and 1999, respectively                  653                   653
  Additional paid-in capital                                            60,745                60,745
  Retained earnings                                                     78,191                71,924
  Treasury stock (177,900 and -0- shares in 2000
   and 1999, respectively, at cost)                                     (4,718)                   --
  Accumulated other comprehensive loss                                  (3,511)               (3,059)
                                                                   -----------           -----------
       Total stockholders' equity                                      131,360               130,263
                                                                   -----------           -----------
       Total liabilities and stockholders' equity                  $ 1,637,127           $ 1,491,054
                                                                   ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                                      --------                              --------
                                                               2000              1999                2000                1999
                                                               ----              ----                ----                ----
                                                                         (In thousands, except per share amounts)
   Interest and dividend income:
     Loans                                                 $    22,470        $    19,865         $    43,779        $    39,413
     Investment securities                                       3,639              2,418               6,919              4,555
     Mortgage-backed securities                                  2,258              2,225               4,440              4,673
     Short-term investments                                         63                 69                  74                201
                                                           -----------        -----------         -----------        -----------
        Total interest and dividend income                      28,430             24,577              55,212             48,842
                                                           -----------        -----------         -----------        -----------

   Interest expense:
     Deposits                                                    9,052              8,478              17,715             17,272
     Federal Home Loan Bank advances                             4,590              3,795               8,946              7,491
     Other borrowings                                            2,009                543               3,259                881
                                                           -----------        -----------         -----------        -----------
        Total interest expense                                  15,651             12,816              29,920             25,644
                                                           -----------        -----------         -----------        -----------
        Net interest and dividend income                        12,779             11,761              25,292             23,198

   Provision for loan losses                                       400                 --                 600                 --
                                                           -----------        -----------         -----------        -----------
        Net interest and dividend income
          after provision for loan
          losses                                                12,379             11,761              24,692             23,198
                                                           -----------        -----------         -----------        -----------

   Non-interest income:
     Net gains (losses) from sales of assets held
        for sale and investments available for sale                 17                 (7)                 24                 86
     Mortgage banking income, net                                  418                302                 842                519
     Other income                                                  962                864               1,820              1,750
                                                           -----------        -----------         -----------        -----------
        Total non-interest income                                1,397              1,159               2,686              2,355
                                                           -----------        -----------         -----------        -----------

   Non-interest expense:
     Salaries and employee benefits                              3,275              2,957               6,971              5,284
     Office occupancy and equipment                                810                811               1,660              1,558
     Data processing                                               687                575               1,335              1,101
     Professional fees                                             322                225                 509                708
     Marketing                                                     280                212                 524                424
     Mortgage banking expense                                       25                 59                  48                185
     Other operating expense                                       843                605               1,621              1,405
                                                           -----------        -----------         -----------        -----------
        Total non-interest expense                               6,242              5,444              12,668             10,665
                                                           -----------        -----------         -----------        -----------

        Income before income tax expense                         7,534              7,476              14,710             14,888

   Income tax expense                                            2,751              2,727               5,371              5,347
                                                           -----------        -----------         -----------        -----------

        Net income                                         $     4,783        $     4,749         $     9,339        $     9,541
                                                           ===========        ===========         ===========        ===========


   Basic earnings per share                                $      0.75        $      0.73         $      1.46        $      1.46
                                                           ===========        ===========         ===========        ===========

   Diluted earnings per share                              $      0.73        $      0.71         $      1.42        $      1.42
                                                           ===========        ===========         ===========        ===========


   Weighted average shares outstanding - basic               6,356,172          6,525,061           6,395,264          6,523,523
   Dilutive impact of stock options                            171,822            180,602             168,156            181,877
                                                           -----------        -----------         -----------        -----------
   Weighted average shares outstanding - diluted             6,527,994          6,705,663           6,563,420          6,705,400
                                                           ===========        ===========         ===========        ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEAR
           ENDED DECEMBER 31, 1999 AND SIX MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                                                                         ACCUMULATED       TOTAL
                                                           ADDITIONAL                                       OTHER          STOCK-
                                              COMMON        PAID-IN       RETAINED        TREASURY      COMPREHENSIVE     HOLDERS'
                                               STOCK        CAPITAL       EARNINGS         STOCK        INCOME (LOSS)      EQUITY
                                              ------       ----------     --------        --------      -------------     --------
                                                                                   (In thousands)

Balance at December 31, 1998                 $    652      $  60,507      $  58,716       $      --       $   1,267       $ 121,142

Comprehensive income:
 Net income                                        --             --         18,885              --              --          18,885
 Other comprehensive income (loss):
 Unrealized holding losses arising
  during the period, net of tax benefit
  of $2,592                                        --             --             --              --          (4,077)         (4,077)
  Realized losses included in net
  income, net of tax benefit of $136               --             --             --              --            (249)           (249)
                                                                                                                          ---------
   Total comprehensive income                      --             --             --              --              --          14,559
 Dividends declared and
  paid ($0.87 per share)                           --             --         (5,677)             --              --          (5,677)
 Stock options exercised                            1            238             --              --              --             239
                                             --------      ---------      ---------       ---------       ---------       ---------
Balance at December 31, 1999                      653         60,745         71,924              --          (3,059)        130,263

Comprehensive income:
 Net income                                        --             --          9,339              --              --           9,339
 Other comprehensive income (loss):
                                                                                                                          ---------
 Unrealized holding losses arising
  during the period, net of tax
  benefit of $236                                  --             --             --              --            (449)           (449)
 Realized losses included in net
  income, net of tax benefit of $2                 --             --             --              --              (3)             (3)
                                                                                                                          ---------
   Total comprehensive income                      --             --             --              --              --           8,887
 Dividends declared and
  paid ($0.48 per share)                           --             --         (3,072)             --              --          (3,072)
 Purchase of treasury stock                        --             --             --          (4,718)             --          (4,718)
                                             --------      ---------      ---------       ---------       ---------       ---------
Balance at June 30, 2000                     $    653      $  60,745      $  78,191       $  (4,718)      $  (3,511)      $ 131,360
                                             ========      =========      =========       =========       =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                                SIX MONTHS ENDED,
                                                                                    JUNE 30,
                                                                                -----------------
                                                                             2000                1999
                                                                             ----                ----
                                                                                  (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $   9,339           $   9,541
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                    600                  --
   Net gains on sales of other real estate owned                                (14)                 (5)
   Net losses from sales of investments available
     for sale                                                                     5                  --
   Net gains from sales of assets held for sale                                 (29)                (86)
   Depreciation and amortization                                                741                 730
   Amortization of fees, discounts and premiums, net                            116                 336
   Deferred income taxes receivable                                             669                (318)
   (Increase) decrease in:
     Assets held for sale                                                    (1,868)              9,088
     Mortgage servicing assets                                                  754               1,094
     Accrued interest receivable                                             (1,504)             (1,012)
     Other assets                                                            (8,713)               (271)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                               (484)               (277)
     Accrued income taxes payable                                               333              (1,728)
     Accrued expenses and other liabilities                                    (930)             (1,160)
                                                                          ---------           ---------
       Net cash provided (used) by operating activities                        (985)             15,932
                                                                          ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                              (55,241)            (76,776)
     Proceeds from sales                                                      7,507                  --
     Proceeds from maturities and redemptions                                 2,125               7,063
     Principal repayments                                                     4,509              12,806
   Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and redemptions                                 1,500               1,000
     Principal repayments                                                     6,711              22,032
   Net increase in FHLB stock                                                (3,843)               (881)
   Purchases of whole loans                                                 (21,079)            (15,708)
   Purchased and capitalized mortgage servicing assets                         (611)               (873)
   Net increase in loans                                                    (65,251)            (36,062)
   Capital expenditures on premises and equipment, net                       (1,052)               (612)
   Proceeds from sales of other real estate owned                               111                 369
                                                                          ---------           ---------
       Net cash used by investing activities                               (124,614)            (87,642)
                                                                          ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                      103,436             (15,368)
   Net increase in other borrowings                                           1,126              90,349
   Proceeds from issuance of FHLB advances                                  870,000             165,000
   Principal repayments of FHLB advances                                   (828,505)           (180,428)
   Purchases of treasury stock                                               (4,718)                 --
   Dividends paid                                                            (3,072)             (2,739)
   Stock options exercised                                                       --                  66
                                                                          ---------           ---------
       Net cash provided by financing activities                            138,267              56,880
                                                                          ---------           ---------

Net increase (decrease) in cash and cash equivalents                         12,668             (14,830)
Cash and cash equivalents, at beginning of period                            28,513              45,437
                                                                          ---------           ---------
Cash and cash equivalents, at end of period                               $  41,181           $  30,607
                                                                          =========           =========

Statement continued on next page.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                -------------------------------------------------
                                   (Unaudited)

                                                                              SIX MONTHS ENDED,
                                                                                   JUNE 30,
                                                                              -----------------
                                                                             2000            1999
                                                                             ----            ----
                                                                                (In thousands)

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                          $30,234          $25,757
         Income taxes                                                        4,368            7,393
Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed securities
       held for sale or investments available for sale                       4,017           23,108
    Transfer of loans to other real estate owned                               200              206


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

2)   SUBSEQUENT EVENT
     On July 1, 2000, the Company completed its acquisition of GBT Bancorp ("GBT") and its wholly-owned subsidiary, Gloucester Bank and Trust Company. Gloucester Bank and Trust Company is a Massachusetts-chartered trust company with two banking offices located in Gloucester, Massachusetts. The transaction will be accounted for as a purchase. Under the terms of the merger agreement, Andover will issue approximately 300,000 new shares of its common stock and $8.1 million in cash to the GBT shareholders. As of June 30, 2000, GBT had $132.6 million in assets, primarily commercial real estate loans and investment securities, and deposits of $107.8 million. The goodwill attributed to this transaction is not expected to exceed $11.0 million.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                     ANALYSIS OF NET YIELD ON EARNING ASSETS
                     ---------------------------------------
                                   (Unaudited)

                                                                         THREE MONTHS ENDED JUNE 30,
                                                              2000                                       1999
                                             ---------------------------------------    --------------------------------------
                                                             INTEREST        AVERAGE                   INTEREST        AVERAGE
                                             AVERAGE         EARNED/         YIELD/     AVERAGE         EARNED/        YIELD/
                                             BALANCE           PAID          RATE(4)    BALANCE          PAID          RATE(4)
                                             -------         --------        -------    -------        --------        -------

ASSETS                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Short-term investments                  $     4,199      $        63         6.03%  $     5,949     $        69        4.65%
  Investment securities (1)(2)                214,981            3,639         6.81       148,482           2,418        6.53
  Mortgage-backed securities (1)              131,095            2,258         6.93       138,559           2,225        6.44
                                          -----------      -----------                -----------     -----------
   Total investments                          350,275            5,960         6.84       292,990           4,712        6.45
                                          -----------      -----------                -----------     -----------
  Residential loans                           756,094           13,017         6.92       762,398          12,861        6.77
  Commercial real estate loans                214,525            4,736         8.88       164,493           3,593        8.76
  Construction and land loans                  80,989            1,995         9.91        62,536           1,396        8.95
                                          -----------      -----------                -----------     -----------
   Total real estate loans (1) (3)          1,051,608           19,748         7.55       989,427          17,850        7.24
                                          -----------      -----------                -----------     -----------
  Consumer loans (3)                           66,387            1,420         8.60        59,056           1,164        7.91
                                          -----------      -----------                -----------     -----------
  Commercial and lease loans                   30,561              749         9.86        28,443             582        8.21
  Lease financing                              30,261              553         7.35        14,583             269        7.30
                                          -----------      -----------                -----------     -----------
    Total commercial loans (3)                 60,822            1,302         8.61        43,026             851        7.93
                                          -----------      -----------                -----------     -----------
    Total loans                             1,178,817           22,470         7.67     1,091,509          19,865        7.30
                                          -----------      -----------                -----------     -----------
    Total interest-earning assets           1,529,092           28,430         7.48%    1,384,499          24,577        7.12%
                                                           -----------                                -----------

Allowance for loan losses                     (11,539)                                    (11,187)
Other assets                                   61,623                                      59,143
                                          -----------                                 -----------
   Total assets                           $ 1,579,176                                 $ 1,432,455
                                          ===========                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                            $   105,933      $       232         0.88%  $   101,244     $       195        0.77%
  Money market deposit accounts                92,080              665         2.90        96,412             661        2.75
  Savings accounts                            212,730            1,764         3.34       211,675           1,691        3.20
  Certificates of deposit                     488,632            6,391         5.26       468,342           5,931        5.08
                                          -----------      -----------                -----------     -----------
   Total interest-bearing deposits            899,375            9,052         4.05       877,673           8,478        3.87
                                          -----------      -----------                -----------     -----------

Borrowed funds:
  Other borrowings                            130,087            2,009         6.21        52,417             543        4.16
  Federal Home Loan Bank advances             308,380            4,590         5.99       274,019           3,795        5.55
                                          -----------      -----------                -----------     -----------
   Total borrowed funds                       438,467            6,599         6.05       326,436           4,338        5.33
                                          -----------      -----------                -----------     -----------
   Total interest-bearing liabilities       1,337,842           15,651         4.71%    1,204,109          12,816        4.27%
                                                           -----------                                -----------

Demand deposits                                99,910                                      94,754
Other liabilities                               9,621                                      10,263
                                          -----------                                 -----------
   Total liabilities                        1,447,373                                   1,309,126
Stockholders' equity                          131,803                                     123,329
                                          -----------                                 -----------
   Total liabilities and stock-
      holders' equity                     $ 1,579,176                                 $ 1,432,455
                                          ===========                                 ===========

Net interest income                                        $    12,779                                $    11,761
                                                           ===========                                ===========
Interest rate spread                                                           2.77%                                     2.85%
                                                                               ====                                      ====
Net yield on earning assets                                                    3.36%                                     3.41%
                                                                               ====                                      ====



                                                                         SIX MONTHS ENDED JUNE 30,
                                                              2000                                       1999
                                             ---------------------------------------    --------------------------------------
                                                             INTEREST        AVERAGE                   INTEREST        AVERAGE
                                             AVERAGE         EARNED/         YIELD/     AVERAGE         EARNED/        YIELD/
                                             BALANCE           PAID          RATE(4)    BALANCE          PAID          RATE(4)
                                             -------         --------        -------    -------        --------        -------

ASSETS                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Short-term investments                  $     2,491      $        74         5.97%  $     8,594     $       201        4.72%
  Investment securities (1)(2)                206,872            6,919         6.73       142,526           4,555        6.44
  Mortgage-backed securities (1)              129,325            4,440         6.90       144,371           4,673        6.53
                                          -----------      -----------                -----------     -----------
   Total investments                          338,688           11,433         6.79       295,491           9,429        6.43
                                          -----------      -----------                -----------     -----------
  Residential loans                           751,797           25,844         6.91       759,294          25,637        6.81
  Commercial real estate loans                211,143            9,249         8.81       159,128           7,052        8.94
  Construction and land loans                  73,036            3,547         9.77        59,013           2,656        9.08
                                          -----------      -----------                -----------     -----------
   Total real estate loans (1) (3)          1,035,976           38,640         7.50       977,435          35,345        7.29
                                          -----------      -----------                -----------     -----------
  Consumer loans (3)                           64,533            2,705         8.43        59,987           2,360        7.93
                                          -----------      -----------                -----------     -----------
  Commercial and lease loans                   28,302            1,338         9.51        30,094           1,254        8.40
  Lease financing                              30,129            1,096         7.32        12,363             454        7.41
                                          -----------      -----------                -----------     -----------
    Total commercial loans (3)                 58,431            2,434         8.38        42,457           1,708        8.11
                                          -----------      -----------                -----------     -----------
    Total loans                             1,158,940           43,779         7.60     1,079,879          39,413        7.36
                                          -----------      -----------                -----------     -----------
    Total interest-earning assets           1,497,628           55,212         7.41%    1,375,370          48,842        7.16%
                                                           -----------                                -----------

Allowance for loan losses                     (11,469)                                    (11,119)
Other assets                                   58,998                                      54,261
                                          -----------                                 -----------
   Total assets                           $ 1,545,157                                 $ 1,418,512
                                          ===========                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                            $   101,052      $       428         0.85%  $    96,688     $       376        0.78%
  Money market deposit accounts                94,459            1,345         2.86        96,251           1,317        2.76
  Savings accounts                            213,105            3,511         3.31       206,794           3,288        3.21
  Certificates of deposit                     484,414           12,431         5.16       475,057          12,291        5.22
                                          -----------      -----------                -----------     -----------
   Total interest-bearing deposits            893,030           17,715         3.99       874,790          17,272        3.98
                                          -----------      -----------                -----------     -----------

Borrowed funds:
  Other borrowings                            109,190            3,259         6.00        41,071             881        4.33
  Federal Home Loan Bank advances             308,748            8,946         5.83       274,357           7,491        5.51
                                          -----------      -----------                -----------     -----------
   Total borrowed funds                       417,938           12,205         5.87       315,428           8,372        5.35
                                          -----------      -----------                -----------     -----------
   Total interest-bearing liabilities       1,310,968           29,920         4.59%    1,190,218          25,644        4.34%
                                          -----------                                 -----------

Demand deposits                                93,418                                      95,024
Other liabilities                               9,428                                      11,657
                                          -----------                                 -----------
   Total liabilities                        1,413,814                                   1,296,899
Stockholders' equity                          131,343                                     121,613
                                          -----------                                 -----------
   Total liabilities and stock-
      holders' equity                     $ 1,545,157                                 $ 1,418,512
                                          ===========                                 ===========

Net interest income                                        $    25,292                                $    23,198
                                                           ===========                                ===========
Interest rate spread                                                           2.82%                                     2.82%
                                                                               ====                                      ====
Net yield on earning assets                                                    3.40%                                     3.40%
                                                                               ====                                      ====

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield has been calculated using interest income divided by the average balance of the amortized historical cost.
(2) Included in the average balance and interest earned amounts is the stock in FHLB of Boston.
(3) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average balance outstanding.
(4) The "Average Yield/Rate" calculation is based on an annualized basis reflecting 91 days in the second quarter of both years and 182 days in the year-to-date period of 2000 versus 181 days in the year to date period of 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS. The following important factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, performance or achievements including, without limitation, the Company's ability to integrate systems and other back-office operations of GBT and Gloucester Bank and Trust Company following the acquisition of GBT, unanticipated costs in connection with the proposed acquisition, the Bank's continued ability to originate quality loans, fluctuations of interest rates, real estate market conditions in the Bank's lending area, general and local economic conditions, the Bank's continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $4.8 million, or $0.73 per diluted share, for the quarter ended June 30, 2000 as compared to net income of $4.7 million, or $0.71 per diluted share, for the second quarter of 1999. The Company's results through June 30, 2000, do not reflect the operations of Gloucester Bank and Trust Company which was acquired by the Company on July 1, 2000. Andover's annualized return on average assets totaled 1.22% for the second quarter of 2000 compared to 1.33% in the second quarter of 1999. The annualized return on average stockholders' equity decreased to 14.60% in the second quarter of 2000 from 15.45% in the second quarter of 1999.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income totaled $12.8 million for the second quarter of 2000 as compared to $11.8 million for the same period in 1999. This increase resulted primarily from a 10.4% increase in average earning assets. The 5 basis point decrease in the net yield on earning assets to 3.36% for the second quarter of 2000, as compared to 3.41% in the corresponding quarter of 1999, was due primarily to a 44 basis point increase in the rate on interest bearing liabilities, partially offset by a 36 basis point rise in the yields earned on the interest-earning assets.

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

There was a provision for loan losses of $400,000 for the second quarter of 2000 and no provision taken in the comparative quarter in 1999. In addition to the factors mentioned above, management considered several other factors in determining that a provision was needed in the second quarter of 2000. These factors include, without limitation, the level and mix of loan growth, the ratio of the allowance to total loans as well as charge-offs and recoveries. Net recoveries totaled $114,000 for the second quarter of 2000 as compared to $120,000 in 1999. Based on this analysis, management believes that the allowance for loan losses is adequate as of June 30, 2000.

NON-INTEREST INCOME. Net gains from sales of loans, investments and mortgage-backed securities held for sale and available for sale totaled $17,000 in the second quarter of 2000 as compared to net losses of $7,000 in the second quarter of 1999.

Mortgage banking income totaled $418,000 in the second quarter of 2000 versus $302,000 in the comparable quarter in 1999. In both years, there was a credit taken to reduce the mortgage servicing asset valuation allowance, thereby increasing mortgage banking income. This credit to the valuation allowance totaled $250,000 and $175,000, respectively for the second quarter of 2000 and 1999. The mortgage servicing assets are assessed for impairment on a quarterly basis. During the second quarter of 2000, mortgage interest rates continued to rise, thereby increasing the value of the servicing rights and reducing the need for the same level of valuation allowance. Amortization expense totaled $628,000 and $623,000, respectively, for the quarters ended June 30, 2000 and 1999. While there were no mortgage servicing asset charge-offs in the second quarter of 2000, charge-offs totaled $100,000 for the second quarter of 1999. It should be noted, however, that if mortgage interest rates decline from their current levels, it is possible that future provisions to the valuation allowance or servicing asset charge-offs may be necessary due to the mortgage prepayment risk inherent in the servicing portfolio. This mortgage prepayment risk is the result of loans repaying faster than expected, causing the fair value of the mortgage servicing asset to decline. Loans serviced for investors totaled $954.2 million and $813.8 million, respectively, at June 30, 2000 and 1999.

The following table summarizes the activity in the valuation allowance for mortgage servicing assets for the three months and quarters ended June 30, 2000 and 1999:

                                             Three Months Ended                   Six Months Ended
                                                   June 30,                           June 30,
                                                   --------                           --------
                                            2000              1999             2000               1999
                                            ----              ----             ----               ----
                                                                           (In thousands)

Balance at beginning of period            $   250           $   835           $   500           $ 1,125
Provision (credit) for valuation
   allowance                                 (250)             (175)             (500)             (175)
Charge-offs                                    --              (100)               --              (390)
                                          -------           -------           -------           -------
Balance at end of period                  $    --           $   560           $    --           $   560
                                          =======           =======           =======           =======

Other income totaled $962,000 in the second quarter of 2000 as compared to $864,000 in the second quarter of 1999 primarily due to a rise in deposit fee and miscellaneous income, partially offset by lower loan fees due to a lower level of delinquent loans.

NON-INTEREST EXPENSE. Non-interest expenses increased by $798,000, or 14.7%, to $6.2 million in the second quarter of 2000 from $5.4 million in the second quarter of 1999. The efficiency ratio (a ratio that measures operating expenses as a percentage of operating income) increased from 42.1% in the second quarter of 1999 to 44.1% in the comparable period of 2000 primarily due to higher general and administrative costs. The increase in non-interest expense during the second quarter of 2000 was attributable to a rise in both salaries and employee benefits and data processing expenses, partially offset by a decrease in mortgage banking expenses.

Salaries and employee benefits, the largest component of non-interest expense, increased $318,000, or 10.8%, in the second quarter of 2000 to $3.3 million primarily due to the introduction of a money purchase plan and an increase in the corporate match to the existing 401(k) plan. These enhanced benefits added approximately $130,000 in benefit costs during the second quarter of 2000. In addition, a higher level of employees contributed to the increased salaries and benefits expense in 2000.

Office occupancy and equipment expenses remained flat from the second quarter of 1999 to $810,000 for the three months ended June 30, 2000. This trend is not anticipated to continue as the Bank opened its 13th branch location in the latter part of the second quarter of 2000.

Data processing expenses increased from the second quarter of 1999 to the corresponding quarter in 2000 by 19.5% or $112,000. This was primarily due to an increase in the number of loans serviced by the Company as well as increased costs associated with alternative delivery systems such as the internet, debit cards and automated services. In addition, as the size and complexity of the Company increases, information systems needed to support the decisions and the costs related thereto will increase.

Professional fees increased $97,000 to $322,000 in the second quarter of 2000 from $225,000 in the second quarter of 1999 due to corporate legal expenses and consulting fees unrelated to the merger of GBT.

Marketing expenses increased 32.1% to $280,000 for the second quarter of 2000 compared to 1999's second quarter due to increased advertising for the Bank's deposit products in light of the large bank divestitures occurring in the Company's market area.

Mortgage banking expenses decreased 57.6% or $34,000 in the second quarter of 2000 versus 1999's second quarter due to reduced costs incurred in conjunction with the serviced loan portfolio as well as a significant reduction in the costs incurred by the Bank resulting from higher refinancing activity experienced in 1999.

Other operating expenses increased 39.3% from the second quarter of 1999 to $843,000 in the corresponding quarter in 2000 due to a rise in miscellaneous loan charges, postage, office supplies and telephone costs along with various other sundry costs.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $2.8 million and $2.7 million on its financial statement earnings for the second quarters of 2000 and 1999, respectively. The effective tax rate for the second quarters of both 2000 and 1999 was 36.5%.

FINANCIAL CONDITION

Total assets increased from $1,491.1 million at December 31, 1999 to $1,637.1 million at June 30, 2000. Increases in the investment and loan portfolios were funded primarily by the significant increase in the total deposits during the first half of 2000.

LOANS. The following table shows the composition of the Company's loan portfolio at June 30, 2000 and December 31, 1999. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                        6/30/00            12/31/99
                                        -------            --------
                                              (In thousands)
Real estate loans:
  Residential                         $  771,936          $  743,747
  Commercial                             222,934             207,364
  Construction and land                   88,293              63,660
                                      ----------          ----------
    Total real estate loans            1,083,163           1,014,771
                                      ----------          ----------
Consumer loans                            69,328              61,831
                                      ----------          ----------
Commercial loans:
  Commercial and lease loans              35,996              27,378
  Lease financing                         30,623              29,121
                                      ----------          ----------
   Total commercial loans                 66,619              56,499
                                      ----------          ----------
    Total loans                       $1,219,110          $1,133,101
                                      ==========          ==========

Total loans increased $86.0 million during the first half of 2000 to $1,219.1 million at June 30, 2000, primarily due to an increase in the residential real estate and construction and land portfolios as a result of continued demand for new housing. However, each loan category experienced growth in the first six months of 2000.

Originations of all loan types are sensitive to the interest rate environment, the capacity for borrowing and real estate values, current and anticipated economic conditions as well as the competitive landscape. Due to the favorable interest rates experienced in the first six months of 1999, mortgage refinancing volume was very heavy and resulted in residential loan originations totaling $125.7 million. Conversely in 2000, residential loan originations totaled only $59.2 million due to a decrease in refinancing activity caused by a rise in interest rates. Residential loan balances increased only $28.2 million during the first six months of 2000 primarily due to the securitization of certain fixed-rate loans as well as regular amortization and loan prepayments.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans and leases, increased $50.3 million during the first half of 2000. The volume of corporate loan originations reflects the Company's increased interest for this type of loan, however, real estate values, current and anticipated economic conditions and a customer's capacity for borrowing have a more critical role. Corporate loan originations totaled $119.3 million and $92.1 million, respectively, for the six months ended June 30, 2000 and 1999. The loan balances do not reflect the full impact of the total originations due to loan prepayments and certain amounts that remain unadvanced as of June 30, 2000.

Consumer loan balances increased by approximately 12.1% on an annualized basis, to $69.3 million at June 30, 2000, primarily due to an increase in the second mortgage portfolio.

RISK ELEMENTS. The following table shows the composition of non-performing assets at June 30, 2000 and December 31, 1999:

                                         6/30/00          12/31/99
                                         -------          --------
                                           (Dollars in thousands)

Nonaccruing loans                         $1,971           $2,456
Other real estate owned                      144               41
                                          ------           ------
    Total non-performing assets           $2,115           $2,497
                                          ======           ======

Total non-performing assets as a
 percentage of total assets                 0.13%            0.17%

At June 30, 2000, total impaired loans were $1.9 million, of which $553,000 had related allowances of $28,000 and $1.3 million which did not require a related allowance. All of the $1.9 million in impaired loans have been measured using the fair value of the collateral method. During the six months ended June 30, 2000, the average recorded value of impaired loans was $2.2 million.

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

The following table shows the composition of nonaccruing loans at June 30, 2000, and December 31, 1999:

                                        6/30/00          12/31/99
                                        -------          --------
                                         (Dollars in thousands)

Residential real estate                 $   393           $   588
Commercial real estate                    1,290             1,308
Construction and land                       209                --
Commercial and lease loans                    8               101
Lease financing                              60               435
Consumer                                     11                24
                                        -------           -------
  Total nonaccrual loans                $ 1,971           $ 2,456
                                        =======           =======


Allowance for loan losses               $11,917           $11,384
                                        =======           =======

Allowance for loan losses as a
 percentage of total loans                  1.0%              1.0%

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the three months and six months ended June 30, 2000 and 1999:

                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                                June 30,
                                                         --------                                --------
                                                 2000                1999                2000                1999
                                                 ----                ----                ----                ----
                                                                       (Dollars in thousands)

Balance at beginning of period                 $ 11,403            $ 11,154            $ 11,384            $ 10,486
Provision for loan losses                           400                  --                 600                  --

Charge-offs:
 Residential real estate                             (2)                (10)                 (2)                (98)
 Commercial real estate                              --                  --                  --                 (20)
 Construction and land                               --                  --                  --                  --
 Commercial and lease loans                          --                  --                 (75)                (15)
 Lease financings                                  (176)                 --                (342)                 --
 Consumer                                            --                  (2)                 (1)                 (3)
                                               --------            --------            --------            --------
  Total charge-offs                                (178)                (12)               (420)               (136)
                                               --------            --------            --------            --------
Recoveries:
 Residential real estate                              4                   7                   8                  11
 Commercial real estate                              14                  76                  48                 615
 Construction and land                               --                  --                  --                  --
 Commercial and lease loans                          86                  46                 105                 152
 Lease financings                                   187                  --                 187                 130
 Consumer                                             1                   3                   5                  16
                                               --------            --------            --------            --------
  Total recoveries                                  292                 132                 353                 924
                                               --------            --------            --------            --------
Net (charge-offs) recoveries                        114                 120                 (67)                788
                                               --------            --------            --------            --------
Balance at end of period                       $ 11,917            $ 11,274            $ 11,917            $ 11,274
                                               ========            ========            ========            ========

Ratio of annualized net
  (charge-offs) recoveries to average
  loans outstanding                                0.04%               0.04%              (0.01)%              0.15%

Management analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Results of Operations - Provision for Loan Losses".

INVESTMENTS. As of June 30, 2000, the Company's total investment portfolio amounted to $317.3 million, an increase of $30.5 million from December 31, 1999. The increase in the first half of 2000 was primarily due to purchases of various investments available for sale, including mortgage-backed securities, corporate bonds, U.S. government and federal agency obligations. However, these purchases were partially offset by principal repayments in the mortgage-backed portfolio.

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

The following table presents the composition and carrying values of the investment portfolio at June 30, 2000 and December 31, 1999:

                                                            6/30/00          12/31/99
                                                            -------          --------
                                                                 (In thousands)

SHORT-TERM INVESTMENTS                                     $     --          $  1,600
                                                           ========          ========

INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
Common stocks                                              $  2,511          $  1,248
                                                           --------          --------

U.S. government and federal agency obligations               77,375            65,191
Other bonds and obligations                                 101,463            84,336
                                                           --------          --------
   Total bonds and obligations                              178,838           149,527
                                                           --------          --------

GNMA mortgage-backed securities                              31,025            27,381
FHLMC participation certificates                             21,727            19,118
FNMA pass-through certificates                               15,639            11,433
Collateralized mortgage obligations                          11,994            12,663
                                                           --------          --------
   Total mortgage-backed securities                          80,385            70,595
                                                           --------          --------
    Total investments available for sale                   $261,734          $221,370
                                                           ========          ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations             $  8,500          $  8,507
Other bonds and obligations                                   1,008             2,514
                                                           --------          --------
   Total bonds and obligations                                9,508            11,021
                                                           --------          --------

FNMA pass-through certificates                               21,520            24,082
FHLMC participation certificates                             14,751            18,073
GNMA mortgage-backed securities                               1,745             1,923
Collateralized mortgage obligations                           7,663             8,268
Other asset-backed securities                                   333               385
                                                           --------          --------
   Total mortgage-backed securities                          46,012            52,731
                                                           --------          --------
    Total investments held to maturity                     $ 55,520          $ 63,752
                                                           ========          ========

   Total investments                                       $317,254          $286,722
                                                           ========          ========


The following table shows the gross unrealized gains and losses by major categories of securities as of June 30, 2000:

                                                      Unrealized        Unrealized
                                                         Gains            Losses
                                                      ----------        ----------
                                                             (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
Common stocks                                           $    88          $  (157)
U.S. government and federal agency obligations               39           (1,529)
Other bonds and obligations                                  76           (2,984)
Mortgage-backed securities                                  189           (1,374)
                                                        -------          -------
    Total investments available for sale                $   392          $(6,044)
                                                        =======          =======
INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations          $    --          $  (106)
Other bonds and obligations                                  20               --
Mortgage-backed securities                                   69           (1,250)
                                                        -------          -------
    Total investments held to maturity                  $    89          $(1,356)
                                                        =======          =======

    Total unrealized gains and losses                   $   481          $(7,400)
                                                        =======          =======

At June 30, 2000, the Company's net unrealized loss on investments available for sale amounted to $5.7 million, a fair value decline of $690,000 from $5.0 million at December

31, 1999. At June 30, 2000, the Company's net unrealized loss on investments held to maturity totaled $1.3 million, for a fair value decline of $72,000 from $1.2 million at December 31, 1999. The changes in the net unrealized loss on the total investment portfolio from year-end 1999 were primarily due to an increase in market interest rates during the first six months of 2000.

DEPOSITS AND BORROWED FUNDS. Total deposits increased $103.4 million to $1,072.0 million at June 30, 2000 from $968.5 million at December 31, 1999. This increase was most pronounced in certificates of deposit accounts which increased by $41.1 million during the first six months of 2000. In addition, NOW accounts rose by $29.0 million, demand deposits increased $20.9 million and savings deposits rose $15.4 million during this period. Partially offsetting this increase, however, was a modest decline of $2.9 million in money market deposit accounts during the first half of 2000. Included in the certificate of deposits shown below were $30 million of brokered certificates opened in the second quarter of 2000.

The following table shows the composition of the Company's deposits at June 30, 2000 and December 31, 1999:

                                         6/30/00            12/31/99
                                         -------            --------
                                                (In thousands)

Demand deposit accounts                $  107,737          $   86,871
NOW accounts                              128,020              99,040
Money market deposit accounts              92,378              95,291
Savings accounts                          228,670             213,286
Certificates of deposit                   515,164             474,045
                                       ----------          ----------
     Total deposits                    $1,071,969          $  968,533
                                       ==========          ==========


To help fund the growth in total assets experienced during the first six months of 2000, the Bank increased its borrowed funds position. Federal Home Loan Bank advances increased $41.5 million from December 31, 1999 to $347.2 million at June 30 2000. Other borrowings increased $1.1 million to $74.8 million at June 30, 2000. These increases fueled the rise in total assets for the first half of 2000.

LIQUIDITY. The goal of the Company's liquidity management process is to assess its funding requirements so as to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities. Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations.

The Company's primary source of funds is dividends from its bank subsidiary. Dividends from the Bank to the Company totaled $10.0 million in the second quarter of 2000. The Company made payments of dividends to stockholders in the amount of $1.5 million in the second quarter of 2000. In July, 2000, the Company declared a dividend in the amount of $1.6 million, payable in the third quarter of 2000.

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

Cash flows used by operations decreased $16.9 million to $985,000 in the first six months of 2000, as compared to cash flows provided of $15.9 million in the corresponding period of 1999 primarily due to an increase in other assets and assets held for sale. Cash flows used by investing activities increased by $37.0 million to $124.6 million for the six months ended June 30, 2000, as compared to $87.6 million during the equivalent period last year. This increase was mainly attributable to an increase in the loan portfolio as well as a higher level of purchases of whole loans. Cash flows provided by financing activities increased $81.4 million for the six months ended June 30, 2000 to $138.3 million, as compared to $56.9 million in the equivalent period in 1999. The financing activity increase was due to a change in the mix of financing sources, with a significant rise in deposits and FHLB advances offset by a decrease in other borrowings.

During the first quarter of 2000, the Company repurchased 177,900 common shares in connection with its previously announced stock repurchase plan. No shares were repurchased during the second quarter of 2000. Approximately 146,000 shares remain eligible for repurchase under the 5% program limitation.

At June 30, 2000, the Company had home equity, reserve credit and commercial unadvanced lines of credit totaling $105.0 million. Outstanding commitments to originate loans totaled $116.9 million. Unadvanced portions of construction and land loans amounted to $49.6 million. Standby letters of credit were $4.3 million. Loans sold with recourse totaled $918,000. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current regulatory and risk-based capital requirements as of June 30, 2000:

                                       Regulatory       Andover        Andover
                                        Minimum      Bancorp, Inc.       Bank
                                       ----------    -------------     -------

Leverage Capital Ratio Tier 1             4.00%           8.54%           7.47%
Risk Based Capital Ratio:
     Tier 1                               4.00           12.12           10.69
     Total                                8.00           13.19           11.77

As of June 30, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the prompt corrective action provisions. Therefore, the Bank is entitled to pay the lowest deposit premium possible.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


RESULTS OF OPERATIONS

GENERAL. Net income amounted to $9.3 million, $1.42 per diluted share, for the six months ended June 30, 2000, compared to net income of $9.5 million, $1.42 per diluted share, in the corresponding period of 1999.

The financial performance in the first six months of 2000 was positively impacted by an increase in net interest and dividend income, offset by an increase in non-interest expenses. The first six months results for 1999 were positively impacted by a $1.1 pre-tax gain due to the curtailment of the defined benefit pension plan. The annualized return on average assets was 1.22% for the first six months of 2000 as compared to 1.36% in the comparable period of 1999. The annualized return on average stockholders' equity was 14.30% in the first six months of 2000, for a decline from 15.82% in the comparable period of 1999.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $25.3 million for the six months of 2000, as compared to $23.2 million for the same period in 1999, an increase of 9.0%. The net yield on earning assets remained constant for the first six months of 2000 and 1999 at 3.40%. This was in spite of an increase of 25 basis points in the rates paid on interest-bearing liabilities, offset by a 25 basis point rise in the rate earned on interest-earning assets. Total earning assets increased $122.3 million for the first six months of 2000 over 1999's level.

PROVISION FOR LOAN LOSSES. There was a provision for loan losses of $600,000 in the first six months of 2000 and no provision in the comparable period of 1999. Several factors were used to determine that a provision was necessary in 2000. Among them were the level of charge-offs and recoveries and the mix and level of loan growth. Nonaccruing loans decreased by 19.7% during the first six months of 2000 while overdue loans remained stable. In addition, net loan charge-offs totaled $67,000 in the first half of 2000 compared to net recoveries totaling $788,000 in the first six months of 1999. In addition, the loan growth of $86.0 million, primarily experienced in the corporate lending areas during the first six months of 2000, contributed to the need for a loan loss provision.

NON-INTEREST INCOME. Andover recorded gains from non-interest sources of $2.7 million for the first six months of 2000, as compared to $2.4 million in the corresponding period of 1999. Net gains from sales of assets held for sale and investments available for sale totaled $24,000 in 2000 as compared to $86,000 in the same period of 1999.

Mortgage banking income totaled $842,000 during the first six months of 2000 as compared to income of $519,000 in the corresponding period of 1999 due to partial reversals of the valuation allowance on mortgage servicing assets totaling $500,000 in 2000 and $175,000 in 1999's first half. Total amortization amounted to $1.3 million for the first six months of both 2000 and 1999. There were no charge-offs on mortgage servicing assets in the first half of 2000 versus charge-offs totaling $390,000 for the six month period ending June 30, 1999.

Other income remained relatively stable at $1.8 million in the first six months of 2000 and 1999.

NON-INTEREST EXPENSE. Non-interest expenses increased 18.8% to $12.7 million in the first six months of 2000 primarily due to an increase in salaries and employee benefits and data processing costs.

Salaries and benefits increased $1.7 million or 31.9% to $7.0 million as of June 30, 2000. The increase resulted primarily from the curtailment of the defined benefit pension plan in the first half of 1999 resulting in a pre-tax gain of $1.1 million. In addition, increased costs incurred from the enhanced benefit plans in 2000 totaled another $300,000.

Office occupancy and equipment increased 6.5% to $1.7 million in 2000 primarily resulting from the addition of two new branches becoming operational in the first half of 2000 and the related costs for operating them.

Data processing expenses increased 21.3% to $1.3 million resulting from the Company's loan and deposit growth as well as expenses relating to the newer delivery channels.

Professional fees decreased 28.1% to $509,000 in 2000 from $708,000 in 1999 due to increased legal and corporate consulting fees incurred in the early part of 1999 in curtailing the pension plan and consolidating Andover Bank NH into Andover.

Marketing expenses increased 23.6% to $524,000 primarily due to increased advertising for discretionary promotions and direct mail solicitations.

Mortgage banking expenses decreased 74.1% due to a lower level of residential mortgage loan originations and refinances experienced in the first six months of 2000 over 1999's levels.

Other operating expenses increased 15.4% to $1.6 million primarily due to increased deposit insurance, telephone costs, printing expenses and other miscellaneous costs in running a larger, more geographically diverse company.


INCOME TAX EXPENSE. The Company recorded an income tax expense of $5.4 million and $5.3 million on its financial statement earnings for the first six months of 2000 and 1999, respectively. This corresponds to an effective tax rate of 36.5% and 35.9%, respectively, for the first six months of 2000 and 1999.

                           PART II - OTHER INFORMATION

                                                                                        Page
                                                                                        ----
ITEM 1          Legal Proceedings                                                        --
                    Not Applicable

ITEM 2          Changes in Securities and Use of Proceeds                                --
                    Not Applicable

ITEM 3          Defaults Upon Senior Securities                                          --
                    Not Applicable

ITEM 4          Submission of Matters to a Vote of Security Holders                      --
                    Not applicable

ITEM 5          Other Information                                                        --
                    None

ITEM 6     Exhibits and Reports on Form 8-K
                (a) Exhibits
                    Exhibit Index                                                        21

                (b) Reports on Form 8-K
                    Form 8-K was filed with the Securities and Exchange Commission on July 10,
                    2000. Information contained in the Form 8-K included the text of the
                    Press Release issued by Andover Bancorp, Inc. on July 3, 2000 announcing the completion of its acquisition of GBT Bancorp on July 1, 2000.

                              EXHIBITS TO FORM 10-Q
                              ANDOVER BANCORP, INC.


                                  EXHIBIT INDEX


                                                                                              Form
                                                                                              10-Q
EXHIBIT NO.                DESCRIPTION OF EXHIBIT                                            Page No.
-----------                ----------------------                                            --------


   10.1                    Employment Agreement between                                        22
                           Gloucester Bank and Trust and
                           David L. Marsh, dated July 1, 2000.