Form 10-Q
period 2000-09-30
ANDOVER BANCORP INC
filed 2000-11-13
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended SEPTEMBER 30, 2000 or
                               ------------------

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

                 Class: Common Stock, par value $0.10 per share
              Outstanding as of November 6, 2000: 6,666,233 shares

                              ANDOVER BANCORP, INC.
                                AND SUBSIDIARIES

                                      INDEX

                         PART I - FINANCIAL INFORMATION


ITEM 1  Financial Statements                                                  Page

            Consolidated Balance Sheets                                          1

            Consolidated Statements of Operations                                2

            Consolidated Statements of Changes in
              Stockholders' Equity                                               3

            Consolidated Statements of Cash Flows                              4-5

            Notes to Consolidated Financial
            Statements                                                           6

            Analysis of Net Yield on Earning Assets                              7


ITEM 2  Management's Discussion and Analysis of                               8-19
        Financial Condition and Results of Operations
            For the Three Months Ended September 30, 2000
            For the Nine Months Ended September 30, 2000

ITEM 3  Quantitative and Qualitative Disclosure About Market Risk               16

                           PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings                                                       20

ITEM 2  Changes in Securities                                                   20

ITEM 3  Defaults upon Senior Securities                                         20

ITEM 4  Submission of Matters to a Vote of Security Holders                     20

ITEM 5  Other Information                                                       20

ITEM 6  Exhibits and Reports on Form 8-K                                        20

Signatures                                                                      21

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    SEPTEMBER 30, 2000    DECEMBER 31, 1999
                                                                                    ------------------    -----------------
                                                                                                 (In thousands)
                                     ASSETS

Cash and due from banks                                                                 $    41,395           $    26,913
Short-term investments                                                                        1,100                 1,600
                                                                                        -----------           -----------
  Cash and cash equivalents                                                                  42,495                28,513
                                                                                        -----------           -----------
Assets held for sale, at lower of
  cost or market                                                                             22,139                 1,494
Investments available for sale (amortized
   cost of $281,804 in 2000 and $226,332
   in 1999)                                                                                 281,205               221,370
Investments held to maturity (market value
   of $51,622 in 2000 and $62,557 in 1999)                                                   52,013                63,752
Loans                                                                                     1,318,688             1,133,101
Allowance for loan losses                                                                   (14,445)              (11,384)
                                                                                        -----------           -----------
  Net loans                                                                               1,304,243             1,121,717
                                                                                        -----------           -----------
Mortgage servicing assets, net                                                               10,259                10,635
Premises and equipment, net                                                                  13,597                10,663
Accrued interest receivable                                                                  11,655                 8,236
Stock in FHLBB, at cost                                                                      23,366                17,737
Net deferred income taxes receivable                                                          3,815                 5,259
Goodwill                                                                                      8,799                    --
Other assets                                                                                  2,458                 1,678
                                                                                        -----------           -----------
      Total assets                                                                      $ 1,776,044           $ 1,491,054
                                                                                        ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                              $ 1,214,148           $   968,533
  Borrowed funds                                                                            404,469               379,384
  Mortgagors' escrow accounts                                                                 4,001                 3,412
  Income taxes payable                                                                            5                 3,817
  Accrued expenses and other liabilities                                                      7,271                 5,645
                                                                                        -----------           -----------
      Total liabilities                                                                   1,629,894             1,360,791
                                                                                        -----------           -----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value per share;
   3,000,000 shares authorized, none issued                                                      --                    --
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized; 6,837,133 shares issued in 2000 and 6,534,072 issued in 1999; shares outstanding 6,664,233 and 6,534,072 in 2000
   and 1999, respectively                                                                       684                   653
  Additional paid-in capital                                                                 68,676                60,745
  Retained earnings                                                                          81,827                71,924
  Treasury stock (172,900 and -0- shares in 2000
   and 1999, respectively, at cost)                                                          (4,585)                   --
  Accumulated other comprehensive loss                                                         (452)               (3,059)
                                                                                        -----------           -----------
       Total stockholders' equity                                                           146,150               130,263
                                                                                        -----------           -----------
       Total liabilities and stockholders' equity                                       $ 1,776,044           $ 1,491,054
                                                                                        ===========           ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                            SEPTEMBER 30,
                                                                  ------------------                       -----------------
                                                               2000                1999                2000                1999
                                                               ----                ----                ----                ----
                                                                             (In thousands, except per share amounts)
   Interest and dividend income:
     Loans                                                 $    26,156         $    20,260         $    69,886         $    59,673
     Investment securities                                       4,062               2,703              10,981               7,258
     Mortgage-backed securities                                  2,303               2,191               6,743               6,864
     Short-term investments                                          9                 200                  83                 401
                                                           -----------         -----------         -----------         -----------
        Total interest and dividend income                      32,530              25,354              87,693              74,196
                                                           -----------         -----------         -----------         -----------

   Interest expense:
     Deposits                                                   11,355               8,472              29,070              25,744
     Federal Home Loan Bank advances                             5,454               4,479              14,400              11,971
     Other borrowings                                            1,526                 545               4,785               1,425
                                                           -----------         -----------         -----------         -----------
        Total interest expense                                  18,335              13,496              48,255              39,140
                                                           -----------         -----------         -----------         -----------
        Net interest and dividend income                        14,195              11,858              39,438              35,056

   Provision for loan losses                                       450                  --               1,050                  --
                                                           -----------         -----------         -----------         -----------
        Net interest and dividend income
          after provision for loan
          losses                                                13,745              11,858              38,388              35,056
                                                           -----------         -----------         -----------         -----------

   Non-interest income (loss):
     Net losses from sales of assets held
        for sale and investments available for sale             (2,060)               (415)             (2,036)               (329)
     Mortgage banking income, net                                  126                 139                 968                 658
     Other income                                                1,262                 899               3,082               2,649
                                                           -----------         -----------         -----------         -----------
        Total non-interest income (loss)                          (672)                623               2,014               2,978
                                                           -----------         -----------         -----------         -----------

   Non-interest expense:
     Salaries and employee benefits                              4,491               3,138              11,462               8,422
     Office occupancy and equipment                              1,001                 768               2,661               2,326
     Data processing                                               826                 608               2,161               1,709
     Professional fees                                             299                 254                 808                 962
     Marketing                                                     339                 219                 863                 643
     Amortization of goodwill                                      150                  --                 150                  --
     Other operating expense                                       956                 732               2,576               2,322
                                                           -----------         -----------         -----------         -----------
        Total non-interest expense                               8,062               5,719              20,681              16,384
                                                           -----------         -----------         -----------         -----------

        Income before income tax expense (benefit)               5,011               6,762              19,721              21,650

   Income tax expense (benefit)                                   (215)              2,240               5,156               7,587
                                                           -----------         -----------         -----------         -----------

        Net income                                         $     5,226         $     4,522         $    14,565         $    14,063
                                                           ===========         ===========         ===========         ===========


   Basic earnings per share                                $      0.78         $      0.69         $      2.25         $      2.16
                                                           ===========         ===========         ===========         ===========

   Diluted earnings per share                              $      0.76         $      0.67         $      2.19         $      2.10
                                                           ===========         ===========         ===========         ===========


   Weighted average shares outstanding - basic               6,661,570           6,528,611           6,484,681           6,525,237
   Dilutive impact of stock options                            177,325             185,453             170,153             183,151
                                                           -----------         -----------         -----------         -----------
   Weighted average shares outstanding - diluted             6,838,895           6,714,064           6,654,834           6,708,388
                                                           ===========         ===========         ===========         ===========


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEAR ENDED DECEMBER 31, 1999 AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                                                     ACCUMULATED      TOTAL
                                                          ADDITIONAL                                    OTHER         STOCK-
                                             COMMON        PAID-IN       RETAINED      TREASURY     COMPREHENSIVE    HOLDERS'
                                              STOCK        CAPITAL       EARNINGS        STOCK      INCOME (LOSS)     EQUITY
                                             ------       ----------     --------      --------     -------------    --------
                                                                                   (In thousands)

Balance at December 31, 1998                $     652     $  60,507     $  58,716      $      --      $   1,267      $ 121,142

Comprehensive income:
 Net income                                        --            --        18,885             --             --         18,885
 Other comprehensive income (loss):
 Unrealized holding gains arising
  during the period, net of tax benefit
  of $2,592                                        --            --            --             --         (4,077)        (4,077)
  Realized losses included in net
  income, net of tax benefit of $136               --            --            --             --           (249)          (249)
                                                                                                                     ---------
   Total comprehensive income                                                                                           14,559
 Dividends declared and
  paid ($0.87 per share)                           --            --        (5,677)            --             --         (5,677)
 Stock options exercised                            1           238            --             --             --            239
                                            ---------     ---------     ---------      ---------      ---------      ---------
Balance at December 31, 1999                      653        60,745        71,924             --         (3,059)       130,263

Comprehensive income:
 Net income                                        --            --        14,565             --             --         14,565
 Other comprehensive income (loss):
 Unrealized holding gains arising
  during the period, net of tax
  expenses of $2,024                               --            --            --             --          3,062          3,062
 Realized losses included in net
  income, net of tax benefit of $249               --            --            --             --           (455)          (455)
                                                                                                                     ---------
   Total comprehensive income                                                                                           17,172
 Dividends declared and
  paid ($0.72 per share)                           --            --        (4,662)            --             --         (4,662)
 Purchase of treasury stock                        --            --            --         (4,718)            --         (4,718)
 Stock options exercised                            1            54            --            133             --            188
 Stock issued for acquired institution             30         7,877            --             --             --          7,907
                                            ---------     ---------     ---------      ---------      ---------      ---------
Balance at September 30, 2000               $     684     $  68,676     $  81,827      $  (4,585)     $    (452)     $ 146,150
                                            =========     =========     =========      =========      =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED,
                                                                                    SEPTEMBER 30,
                                                                           -------------------------------
                                                                             2000                   1999
                                                                           --------               --------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $    14,565           $    14,063
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                                    1,050                    --
   Net gains on sales of other real estate owned                                  (62)                   (7)
   Net losses from sales of investments available
     for sale                                                                     723                   385
   Net (gains) losses from sales of assets held for sale                        1,313                   (56)
   Depreciation and amortization                                                1,217                 1,090
   Amortization of fees, discounts and premiums, net                              670                   571
   Deferred income taxes receivable                                            (1,248)                  140
   Amortization of goodwill                                                       150                    --
   (Increase) decrease in:
     Assets held for sale                                                     (21,958)                9,591
     Mortgage servicing assets                                                  1,415                 1,689
     Accrued interest receivable                                               (2,733)               (1,281)
     Other assets                                                                 190                  (100)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                                  589                   790
     Accrued income taxes payable                                              (3,185)               (1,163)
     Accrued expenses and other liabilities                                     1,062                  (921)
                                                                          -----------           -----------
       Net cash provided (used) by operating activities                        (6,242)               24,791
                                                                          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash of acquired institution                                             3,212                    --
   Investment and mortgage-backed securities available for sale:
     Purchases                                                                (90,375)             (119,032)
     Proceeds from sales                                                       47,907                28,615
     Proceeds from maturities and redemptions                                   3,425                25,063
     Principal repayments                                                       7,477                17,637
   Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and redemptions                                   1,500                 1,000
     Principal repayments                                                      10,210                30,387
   Net increase in FHLB stock                                                  (3,843)               (1,990)
   Purchases of whole loans                                                   (47,902)              (18,113)
   Purchased and capitalized mortgage servicing assets                         (1,039)               (2,460)
   Net increase in loans                                                      (46,163)              (34,017)
   Capital expenditures on premises and equipment, net                         (1,574)                 (898)
   Proceeds from sales of other real estate owned                                 262                   406
                                                                          -----------           -----------
       Net cash used by investing activities                                 (116,903)              (73,402)
                                                                          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                        137,836               (16,344)
   Net increase (decrease) in other borrowings                                (38,491)               20,909
   Proceeds from issuance of FHLB advances                                  1,160,000               240,300
   Principal repayments of FHLB advances                                   (1,113,026)             (188,050)
   Purchases of treasury stock                                                 (4,718)                   --
   Dividends paid                                                              (4,662)               (4,109)
   Stock options exercised                                                        188                   123
                                                                          -----------           -----------
       Net cash provided by financing activities                              137,127                52,829
                                                                          -----------           -----------

Net increase in cash and cash equivalents                                      13,982                 4,218
Cash and cash equivalents, at beginning of period                              28,513                45,437
                                                                          -----------           -----------
Cash and cash equivalents, at end of period                               $    42,495           $    49,655
                                                                          ===========           ===========

Statement continued on next page.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                                               NINE MONTHS ENDED,
                                                                                 SEPTEMBER 30,
                                                                             ---------------------
                                                                              2000           1999
                                                                             ------         ------
                                                                                (In thousands)
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Interest                                                          $47,307          $38,848
         Income taxes                                                        7,919            8,611

Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed securities
       held for sale or investments available for sale                      32,644           28,136
    Transfer of loans to other real estate owned                               219              267


The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   BASIS OF PRESENTATION
     Andover Bancorp, Inc.(the "Company" or "Andover") is the multi-bank holding company parent of Andover Bank (the "Bank") and Gloucester Bank and Trust Company ("Gloucester"). The unaudited consolidated financial statements of Andover Bancorp, Inc. and its principal subsidiary, Andover Bank, presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 1999. Andover Bank is a state chartered savings bank with its headquarters located in Andover, Massachusetts. Gloucester Bank and Trust Company is a Massachusetts-chartered trust company with two banking offices located in Gloucester, Massachusetts. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2)   COMPLETED ACQUISITION
     On July 1, 2000, the Company completed its acquisition of GBT Bancorp ("GBT") and its wholly-owned subsidiary, Gloucester Bank and Trust Company. The transaction was accounted for as a purchase and resulted in goodwill totaling $8.9 million. Under the terms of the merger agreement, Andover issued 298,386 new shares of its common stock and $8.1 million in cash to the GBT shareholders. As of June 30, 2000, GBT had $132.6 million in assets, primarily commercial real estate loans and investment securities, and deposits of $107.8 million.

     The operating results of Gloucester Bank and Trust Company are reflected in the consolidated Company's results after July 1, 2000.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                     ANALYSIS OF NET YIELD ON EARNING ASSETS
                                   (Unaudited)

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                               2000                                       1999
                                          -------------------------------------------  -----------------------------------------
                                                             INTEREST        AVERAGE                    INTEREST        AVERAGE
                                            AVERAGE           EARNED/         YIELD/     AVERAGE         EARNED/         YIELD/
                                            BALANCE            PAID           RATE(4)    BALANCE          PAID           RATE(4)
                                            -------          --------        --------    -------        --------        --------
ASSETS                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Short-term investments                  $       527      $         9          6.79%  $    15,356     $       200        5.17%
  Investment securities (1)(2)                234,555            4,062          6.89       169,804           2,703        6.32
  Mortgage-backed securities (1)              125,888            2,303          7.28       136,277           2,191        6.38
                                          -----------      -----------                 -----------     -----------
   Total investments                          360,970            6,374          7.02       321,437           5,094        6.29
                                          -----------      -----------                 -----------     -----------
  Residential loans                           818,703           14,197          6.90       752,021          12,705        6.70
  Commercial real estate loans                272,017            6,113          8.94       181,695           3,877        8.47
  Construction and land loans                  88,486            2,321         10.44        67,560           1,562        9.17
                                          -----------      -----------                 -----------     -----------
   Total real estate loans (1) (3)          1,179,206           22,631          7.63     1,001,276          18,144        7.19
                                          -----------      -----------                 -----------     -----------
  Consumer loans (3)                           83,161            1,843          8.82        59,833           1,185        7.86
                                          -----------      -----------                 -----------     -----------
  Commercial and lease loans                   46,072            1,120          9.67        26,273             563        8.50
  Lease financing                              30,997              562          7.21        19,673             368        7.42
                                          -----------      -----------                 -----------     -----------
    Total commercial loans (3)                 77,069            1,682          8.68        45,946             931        8.04
                                          -----------      -----------                 -----------     -----------
    Total loans                             1,339,436           26,156          7.77     1,107,055          20,260        7.26
                                          -----------      -----------                 -----------     -----------
    Total interest-earning assets           1,700,406           32,530          7.61%    1,428,492          25,354        7.04%
                                                           -----------                                 -----------
Allowance for loan losses                     (13,955)                                     (11,326)
Other assets                                   82,355                                       53,428
                                          -----------                                  -----------
   Total assets                           $ 1,768,806                                  $ 1,470,594
                                          ===========                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                            $   133,998      $       476          1.41%  $    96,229     $       197        0.81%
  Money market deposit accounts               108,822              830          3.03        96,674             676        2.77
  Savings accounts                            242,235            2,170          3.56       213,588           1,727        3.21
  Certificates of deposit                     560,560            7,879          5.59       468,579           5,872        4.97
                                          -----------      -----------                 -----------     -----------
   Total interest-bearing deposits          1,045,615           11,355          4.32       875,070           8,472        3.84
                                          -----------      -----------                 -----------     -----------

Borrowed funds:
  Other borrowings                             95,839            1,526          6.33        41,677             545        5.19
  Federal Home Loan Bank advances             345,756            5,454          6.28       325,656           4,479        5.46
                                          -----------      -----------                 -----------     -----------
   Total borrowed funds                       441,595            6,980          6.29       367,333           5,024        5.43
                                          -----------      -----------                 -----------     -----------
   Total interest-bearing liabilities       1,487,210           18,335          4.90%    1,242,403          13,496        4.31%
                                                           -----------                                 -----------
Demand deposits                               129,243                                       90,674
Other liabilities                              11,954                                        9,691
                                          -----------                                  -----------
   Total liabilities                        1,628,407                                    1,342,768
Stockholders' equity                          140,399                                      127,826
                                          -----------                                  -----------
   Total liabilities and stock-
      holders' equity                     $ 1,768,806                                  $ 1,470,594
                                          ===========                                  ===========
Net interest income                                        $    14,195                                 $    11,858
                                                           ===========                                 ===========
Interest rate spread                                                            2.71%                                     2.73%
                                                                                ====                                      ====
Net yield on earning assets                                                     3.32%                                     3.29%
                                                                                ====                                      ====




                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                               2000                                       1999
                                          -------------------------------------------  -----------------------------------------
                                                             INTEREST        AVERAGE                    INTEREST        AVERAGE
                                            AVERAGE           EARNED/         YIELD/     AVERAGE         EARNED/         YIELD/
                                            BALANCE            PAID           RATE(4)    BALANCE          PAID           RATE(4)
                                            -------          --------        --------    -------        --------        --------
ASSETS                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Short-term investments                  $     1,831       $        83          6.06%  $    10,809     $       401        4.96%
  Investment securities (1)(2)                216,167            10,981          6.79       153,011           7,258        6.34
  Mortgage-backed securities (1)              128,171             6,743          7.03       141,740           6,864        6.47
                                          -----------       -----------                 -----------     -----------
   Total investments                          346,169            17,807          6.87       305,560          14,523        6.35
                                          -----------       -----------                 -----------     -----------
  Residential loans                           774,261            40,041          6.91       756,733          38,343        6.77
  Commercial real estate loans                231,583            15,362          8.86       167,087          10,928        8.74
  Construction and land loans                  78,223             5,868         10.02        61,981           4,218        9.10
                                          -----------       -----------                 -----------     -----------
   Total real estate loans (1) (3)          1,084,067            61,271          7.55       985,801          53,489        7.25
                                          -----------       -----------                 -----------     -----------
  Consumer loans (3)                           70,788             4,548          8.58        59,929           3,545        7.91
                                          -----------       -----------                 -----------     -----------
  Commercial and lease loans                   34,269             2,409          9.39        28,833           1,817        8.43
  Lease financing                              30,421             1,658          7.28        14,854             822        7.40
                                          -----------       -----------                 -----------     -----------
    Total commercial loans (3)                 64,690             4,067          8.40        43,687           2,639        8.08
                                          -----------       -----------                 -----------     -----------
    Total loans                             1,219,545            69,886          7.65     1,089,417          59,673        7.32
                                          -----------       -----------                 -----------     -----------
    Total interest-earning assets           1,565,714            87,693          7.48%    1,394,977          74,196        7.11%
Allowance for loan losses                     (12,304)                                    (11,186)
Other assets                                   66,914                                       51,677
                                          -----------                                  -----------
   Total assets                           $ 1,620,324                                  $ 1,435,468
                                          ===========                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                            $   112,114       $       904          1.08%  $    95,012     $       573        0.81%
  Money market deposit accounts                99,282             2,175          2.93        96,356           1,993        2.77
  Savings accounts                            222,886             5,680          3.40       209,136           5,015        3.21
  Certificates of deposit                     509,981            20,311          5.32       472,692          18,163        5.14
                                          -----------       -----------                 -----------     -----------
   Total interest-bearing deposits            944,263            29,070          4.11       873,196          25,744        3.94
                                          -----------       -----------                 -----------     -----------

Borrowed funds:
  Other borrowings                            104,780             4,785          6.10        40,509           1,425        4.70
  Federal Home Loan Bank advances             321,174            14,400          5.99       293,761          11,971        5.45
                                          -----------       -----------                 -----------     -----------
   Total borrowed funds                       425,954            19,185          6.02       334,270          13,396        5.36
                                          -----------       -----------                 -----------     -----------
   Total interest-bearing liabilities       1,370,217            48,255          4.70%    1,207,466          39,140        4.33%
                                                            -----------                                 -----------

Demand deposits                               105,447                                        93,322
Other liabilities                              10,276                                        10,901
                                          -----------                                   -----------
   Total liabilities                        1,485,940                                     1,311,689
Stockholders' equity                          134,384                                       123,779
                                          -----------                                   -----------
   Total liabilities and stock-
      holders' equity                     $ 1,620,324                                   $ 1,435,468
                                          ===========                                   ===========

Net interest income                                         $    39,438                                 $    35,056
                                                            ===========                                 ===========
Interest rate spread
                                                                                 2.78%                                     2.78%
                                                                                 ====                                      ====
Net yield on earning assets
                                                                                 3.36%                                     3.36%
                                                                                 ====                                      ====

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield has been calculated using interest income divided by the average balance of the amortized historical cost.
(2) Included in the average balance and interest earned amounts is the stock in FHLB of Boston.
(3) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average balance outstanding.
(4) The "Average Yield/Rate" calculation is based on an annualized basis reflecting 92 days in the second quarter of both years and 274 days in the year-to-date period of 2000 versus 273 days in the year to date period of 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS. The following important factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, performance or achievements including, without limitation, the Company's ability to integrate systems and other back-office operations of GBT and Gloucester Bank and Trust Company following the acquisition of GBT, unanticipated costs in connection with the acquisition, the Banks' continued ability to originate quality loans, fluctuations of interest rates, real estate market conditions in the Banks' lending areas, general and local economic conditions, the Banks' continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $5.2 million, or $0.76 per diluted share, for the quarter ended September 30, 2000 as compared to net income of $4.5 million, or $0.67 per diluted share, for the third quarter of 1999. On July 1, 2000, the Company completed its acquisition of GBT Bancorp and its wholly-owned subsidiary, Gloucester Bank and Trust Company. The transaction was accounted for as a purchase. The Company's results through September 30, 2000, include Gloucester's operating results from July 1, 2000. The acquisition of Gloucester had a positive contribution to the Company's quarterly earnings.

The Company recorded several significant non-recurring items during the third quarter of 2000. The largest item was due to a tax benefit recorded by the Company in the amount of $2.2 million which was largely offset by losses caused from a balance sheet restructuring. The losses from the restructuring (of loans and investments) totaled $2.1 million. The intent of the restructuring is to reduce interest rate risk and to improve the Company's net interest margin and ultimately, to enhance earnings.

Andover's annualized return on average assets totaled 1.18% for the third quarter of 2000 compared to 1.22% in the third quarter of 1999. The annualized return on average stockholders' equity increased to 14.81% in the third quarter of 2000 from 14.04% in the third quarter of 1999.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income totaled $14.2 million for the third quarter of 2000 as compared to $11.9 million for the same period in 1999. The 20% increase resulted primarily from a 19% increase in average earning assets as well as a higher net interest margin which was 3.32% in the third quarter of 2000 versus 3.29% last year. Growth in net interest and dividend income was enhanced in the third quarter of 2000 by the acquisition of Gloucester.

PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses charged to the statement of operations. The allowance is reduced by a credit for loan losses as well as loan charge-offs. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amount required to meet possible loan losses after weighing various factors. Among the factors that management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of nonaccruing loans, current economic conditions, trends in delinquencies, actual charge-off experience, and collateral values of the underlying security. Because the allowance for loan losses is based on various estimates, and includes a high degree of judgment by management, subsequent changes in any of the factors considered or in the general economic prospects of the borrowers may require changes in those estimates. In addition, regulatory agencies, as an integral part of the examination process, review the Banks' allowance and may require the Banks to provide additions to the allowance based on their assessment, which may differ from management's assessment.

As a result of purchase accounting rules arising from the acquisition of Gloucester, the allowance increased $1.8 million. In addition, there was a provision for loan losses totaling $450,000 in the third quarter of 2000 while a provision was not taken in the comparable quarter in 1999. Management considered several other factors in determining that a provision was needed in the third quarter of 2000. These factors include, without limitation, the level and mix of loan growth, the ratio of the allowance to total loans as well as charge-offs and recoveries. The level of corporate loan outstanding balances, excluding the addition of the Gloucester balances, increased 16% on an annualized basis during the third quarter of 2000. The slight increase in nonaccruing loans during the third quarter of 2000, particularly in the lease financings, contributed to the need for a loan loss provision in the current quarter. Taking all of the factors into consideration, management believes that the allowance for loan losses is adequate as of September 30, 2000.

NON-INTEREST INCOME. Net losses from sales of loans, investments and mortgage-backed securities held for sale and available for sale totaled $2.1 million in the third quarter of 2000 as compared to net losses of $415,000 in the third quarter of 1999. The loss of $2.1 million in 2000 resulted from the balance sheet restructuring and realization of pre-tax losses totaling $1.3 million from the sale of $46.0 million of residential loans and $718,000 from the sale of $31.7 million of investments available for sale. The loss of $415,000 in the third quarter of 1999 was mainly attributable to the sale of $27.6 million of certain lower yielding investments.

Mortgage banking income totaled $126,000 in the third quarter of 2000 versus $139,000 in the comparable quarter in 1999. The mortgage servicing assets are assessed for impairment on a quarterly basis. During the third quarter of 2000, mortgage interest rates remained fairly high, thereby increasing the value of the servicing rights and eliminating the need for a valuation allowance. It should be noted, however, that if mortgage interest rates decline from their current levels, it is possible that future provisions to the valuation allowance or servicing asset charge-offs may be necessary due to the mortgage prepayment risk inherent in the servicing portfolio. This mortgage prepayment risk is the result of loans repaying faster than expected, causing the fair value of the mortgage servicing asset to decline. Amortization expense totaled $661,000 and $595,000, respectively, for the quarters ended September 30, 2000 and 1999. While there were no mortgage servicing asset charge-offs in the third quarter of 2000, charge-offs totaled $60,000 for the third quarter of 1999. Loans serviced for investors totaled $957.1 million and $887.0 million, respectively, at September 30, 2000 and 1999.

The following table summarizes the activity in the valuation allowance for mortgage servicing assets for the three months and nine months ended September 30, 2000 and 1999:

                                            Three Months Ended                  Nine Months Ended
                                               September 30,                      September 30,
                                            ------------------                  -----------------
                                           2000             1999             2000               1999
                                           ----             ----             ----               ----
                                                                (In thousands)

Balance at beginning of period            $   --          $   560           $   500           $ 1,125
Provision (credit) for valuation
   allowance                                  --               --              (500)             (175)
Charge-offs                                   --              (60)               --              (450)
                                          ------          -------           -------           -------

Balance at end of period                  $   --          $   500           $    --           $   500
                                          ======          =======           =======           =======

Other income totaled $1.3 million in the third quarter of 2000 as compared to $899,000 in the third quarter of 1999 primarily due to a rise in deposit fee and miscellaneous income. Deposit fee income attributed to Gloucester for the third quarter of 2000 totaled $153,000. In addition, approximately $60,000 in miscellaneous income is considered non-recurring income in the third quarter of 2000.

NON-INTEREST EXPENSE. Non-interest expenses increased by $2.3 million, or 41.0%, to $8.1 million in the third quarter of 2000 from $5.7 million in the third quarter of 1999. The efficiency ratio (a ratio that measures operating expenses as a percentage of operating income) increased from 44.29% in the third quarter of 1999 to 51.82% in the comparable period of 2000 primarily due to higher general and administrative costs. The increase in non-interest expenses during the third quarter of 2000 was attributable to a rise in both salaries and employee benefits and data processing expenses.

Salaries and employee benefits, the largest component of non-interest expense, increased $1.4 million, or 43.1%, in the third quarter of 2000 to $4.5 million. The staffing costs attributable to Gloucester totaled $430,000 for the third quarter of 2000. As the back-office processing functions are consolidated further in the fourth quarter of 2000, additional costs savings are expected to be achieved. In addition, due to achieving certain profitability objectives in the third quarter of 2000, the Company accrued approximately $400,000 in discretionary incentive programs. The introduction of a money purchase plan and an increase in the corporate match to the existing 401(k) plan added approximately $150,000 in benefit costs during the third quarter of 2000. In addition, a higher level of employees due to the opening of our 15th branch office in Derry, New Hampshire, contributed to the increased salaries and benefits expense experienced in 2000.

Office occupancy and equipment expenses rose from $768,000 in the third quarter of 1999 to $1.0 million for the three months ended September 30, 2000. The Bank opened its 15th branch location in the latter part of the second quarter of 2000 and the addition of Gloucester's operations added another $183,000 in occupancy and equipment costs with its main office, two branches, an operations building and two remote ATMs.

Data processing expenses increased from the third quarter of 1999 to the corresponding quarter in 2000 by 35.9% or $218,000, and totaled $826,000. This was primarily due to an increase in the number of loans and deposits serviced by the Banks as well as increased costs associated with alternative delivery systems such as the internet, debit cards and automated services. Gloucester added approximately $142,000 in data processing costs. It is anticipated that the data processing costs associated with Gloucester will diminish as the back-office functions of the Banks are streamlined and consolidated. However, as the size and complexity of the Company continues to increase, the information systems needed to support the Company will likely increase.

Professional fees increased $45,000 to $299,000 in the third quarter of 2000 from $254,000 in the third quarter of 1999 due to corporate legal expenses and consulting fees unrelated to the purchase of Gloucester.

Marketing expenses increased 54.8% to $339,000 for the third quarter of 2000 compared to 1999's third quarter due to increased advertising for the Banks' deposit products in light of the large bank divestitures occurring in the Company's market area. The Banks have also implemented a marketing plan for increasing advertising funds towards increasing its corporate relationship banking products. In addition, the marketing costs incurred by Gloucester totaled $22,000. It is expected that the level of marketing expenditures will remain higher than historical levels in the fourth quarter of 2000 while the Company has not determined what the appropriate levels will be for the year 2001.

Amortization of goodwill amounted to $150,000 in the third quarter of 2000 resulting from the acquisition of Gloucester. This non-cash expense will be incurred for the next 15 years.

Other operating expenses increased 30.1% from the third quarter of 1999 to $956,000 in the corresponding quarter in 2000 due to the continued growth of the Company which impacts office supplies, printing expense and other costs. In addition Gloucester's operations added $120,000 in operating costs.

INCOME TAX EXPENSE. Due to the favorable resolution of several tax issues, the Company recorded an income tax benefit of $2.2 million in the third quarter of 2000 which offset an income tax expense of $2.0 million for the quarter. By comparison, income tax expense for the third quarter of 1999 totaled $2.2 million. The net effective tax rates for the third quarters of 2000 and 1999 were (4.3%) and 33.1%, respectively. In addition, based on intraperiod tax accounting rules, the Company expects an additional tax benefit of $725,000 in the fourth quarter of 2000. Notwithstanding the fourth quarter tax benefit, the Company presently anticipates a normalized effective tax rate of approximately 37% to 38% in the first quarter of 2001 due to the nondeductibility of the goodwill amortization and higher effective tax rates for Gloucester.

FINANCIAL CONDITION

Total assets increased from $1,491.1 million at December 31, 1999 to $1,776.0 million at September 30, 2000. Gloucester added $127.3 million in total assets for the end of the third quarter. Increases in the investment and loan portfolios were funded primarily by a significant increase in the total deposits during the first nine months of 2000.

LOANS. The following table shows the composition of the Company's loan portfolio at September 30, 2000 and December 31, 1999. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                        9/30/00            12/31/99
                                        -------            --------
                                              (In thousands)
Real estate loans:
  Residential                         $  786,481          $  743,747
  Commercial                             277,076             207,364
  Construction and land                   91,476              63,660
                                      ----------          ----------
    Total real estate loans            1,155,033           1,014,771
                                      ----------          ----------
Consumer loans                            84,380              61,831
                                      ----------          ----------
Commercial loans:
  Commercial and lease loans              47,934              27,378
  Lease financing                         31,341              29,121
                                      ----------          ----------
   Total commercial loans                 79,275              56,499
                                      ----------          ----------
    Total loans                       $1,318,688          $1,133,101
                                      ==========          ==========

Total loans increased $185.6 million, of which the purchase of Gloucester accounted for approximately half, or $91.7 million of the increase, during the first nine months of 2000 to $1,318.7 million total outstandings at September 30, 2000. The loan growth experienced by the Company in the first nine months of 2000 was across all loan categories. The Company has been successful in its efforts to reduce its reliance on residential loan volumes. This reduced reliance has been encouraging to the Company since corporate loans, or non-residential loans, generally earn a higher yield to compensate for the higher risks involved.

Originations of all loan types are sensitive to a variety of factors including, without limitation, the interest rate environment, the capacity for borrowing, real estate values, current and anticipated economic conditions, and the competitive landscape. Due to the favorable interest rate environment in the first nine months of 1999, there was heavy mortgage refinancing volume which resulted in residential loan originations totaling $154.4 million. Conversely in 2000, residential loan originations totaled only $97.3 million due to a decrease in refinancing activity. Residential loan balances increased only $42.7 million during the first nine months of 2000 primarily due to the sale of loans totaling $46.0 million; the ongoing securitization of 30 year fixed rate loans; regular amortization and loan prepayments. Furthermore, the purchase of Gloucester accounted for $26.2 million of the residential balances outstanding at September 30, 2000.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans and leases, increased $120.3 million during the first nine months of 2000. The addition of Gloucester accounted for $43.3 million in commercial real estate loans and $9.6 million in commercial loans at September 30, 2000. The volume of corporate loan originations reflects the Company's increased efforts with respect to originations of this type of loan, however, real estate values, current and anticipated economic conditions and a customer's capacity for borrowing play a more critical role in the level of loan originations. Corporate loan originations totaled $171.8 million and $125.2 million, respectively, for the nine months ended September 30, 2000 and 1999. The loan balances outstanding do not reflect the full impact of the total originations due to loan prepayments and certain amounts that remain unadvanced as of September 30, 2000.

Consumer loan balances increased $22.5 million to $84.4 million at September 30, 2000. The purchase of Gloucester accounted for $12.1 of the balances outstanding at September 30, 2000 and strong levels of second mortgage loan activity accounted for the balance of the growth.

RISK ELEMENTS. The following table shows the composition of non-performing assets at September 30, 2000 and December 31, 1999:

                                          9/30/00         12/31/99
                                          -------         --------
                                           (Dollars in thousands)

Nonaccruing loans                         $2,666           $2,456
Other real estate owned                       60               41
                                          ------           ------
    Total non-performing assets           $2,726           $2,497
                                          ======           ======

Total non-performing assets as a
 percentage of total assets                 0.15%            0.17%

At September 30, 2000, total impaired loans were $2.6 million, of which $581,000 had related allowances for loan losses of $104,000 and $2.1 million which did not require a related allowance. All of the $2.6 million in impaired loans have been measured using the fair value of the collateral method. During the nine months ended September 30, 2000, the average recorded value of impaired loans was $2.6 million.

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

The following table shows the composition of nonaccruing loans at September 30, 2000 and December 31, 1999:

                                              9/30/00          12/31/99
                                              -------          --------
                                                (Dollars in thousands)

Residential real estate                       $   339           $   588
Commercial real estate                          1,193             1,308
Construction and land                             209                --
Commercial and lease loans                        461               101
Lease financing                                   444               435
Consumer                                           20                24
                                              -------           -------
  Total nonaccrual loans outstanding          $ 2,666           $ 2,456
                                              =======           =======


Allowance for loan losses                     $14,445           $11,384
                                              =======           =======
Allowance for loan losses as a
 percentage of total loans                        1.1%              1.0%

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the three months and nine months ended September 30, 2000 and 1999:

                                             Three Months Ended                      Nine Months Ended
                                                September 30,                          September 30,
                                             ------------------                      -----------------
                                           2000               1999                 2000              1999
                                           ----               ----                 ----              ----
                                                               (Dollars in thousands)

Balance at beginning of period          $ 11,917            $ 11,274            $ 11,384            $ 10,486
Allowance on acquired loans                1,826                  --               1,826                  --
Provision for loan losses                    450                  --               1,050                  --

Charge-offs:
 Residential real estate                     (15)                 --                 (17)                (97)
 Commercial real estate                       --                  --                  --                 (20)
 Construction and land                        --                  --                  --                  --
 Commercial and lease loans                   --                  --                 (75)                (15)
 Lease financings                             --                  --                (342)                 --
 Consumer                                     (1)                 (2)                 (2)                 (5)
                                        --------            --------            --------            --------
  Total charge-offs                          (16)                 (2)               (436)               (137)
                                        --------            --------            --------            --------
Recoveries:
 Residential real estate                       6                   3                  14                  14
 Commercial real estate                      196                  75                 244                 690
 Construction and land                        --                  19                  --                  19
 Commercial and lease loans                   65                  48                 170                 199
 Lease financings                             --                  --                 187                 130
 Consumer                                      1                   4                   6                  20
                                        --------            --------            --------            --------
  Total recoveries                           268                 149                 621               1,072
                                        --------            --------            --------            --------
Net recoveries                               252                 147                 185                 935
                                        --------            --------            --------            --------
Balance at end of period                $ 14,445            $ 11,421            $ 14,445            $ 11,421
                                        ========            ========            ========            ========

Ratio of annualized net
  recoveries to average
  loans outstanding                         0.03%               0.02%               0.02%               0.12%

Management analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Results of Operations - Provision for Loan Losses".

INVESTMENTS. As of September 30, 2000, the Company's total investment portfolio amounted to $334.3 million, an increase of $47.6 million from December 31, 1999. The increase in the first nine months of 2000 was primarily due to the acquisition of $24.6 million in securities through the purchase of Gloucester and purchases totaling $90.4 million. In addition, during the third quarter of 2000, the Company sold $31.7 million in low yielding investment securities which were immediately replaced with higher yielding purchases.

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

The following table presents the composition and carrying values of the investment portfolio at September 30, 2000 and December 31, 1999:

                                                            9/30/00          12/31/99
                                                            -------          --------
                                                                 (In thousands)

SHORT-TERM INVESTMENTS                                     $  1,100          $  1,600
                                                           ========          ========

INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
Common stocks                                              $  3,034          $  1,248
                                                           --------          --------

U.S. government and federal agency obligations               72,321            65,191
Other bonds and obligations                                 132,656            84,336
                                                           --------          --------
   Total bonds and obligations                              204,977           149,527
                                                           --------          --------

GNMA mortgage-backed securities                              30,298            27,381
FHLMC participation certificates                             18,903            19,118
FNMA pass-through certificates                               12,286            11,433
Collateralized mortgage obligations                          11,707            12,663
                                                           --------          --------
   Total mortgage-backed securities                          73,194            70,595
                                                           --------          --------
    Total investments available for sale                   $281,205          $221,370
                                                           ========          ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations             $  8,500          $  8,507
Other bonds and obligations                                   1,006             2,514
                                                           --------          --------
   Total bonds and obligations                                9,506            11,021
                                                           --------          --------

FNMA pass-through certificates                               19,822            24,082
FHLMC participation certificates                             13,398            18,073
GNMA mortgage-backed securities                               1,642             1,923
Collateralized mortgage obligations                           7,334             8,268
Other asset-backed securities                                   311               385
                                                           --------          --------
   Total mortgage-backed securities                          42,507            52,731
                                                           --------          --------
    Total investments held to maturity                     $ 52,013          $ 63,752
                                                           ========          ========

   Total investments                                       $334,318          $286,722
                                                           ========          ========

The following table shows the gross unrealized gains and losses by major categories of securities as of September, 2000:

                                                       Unrealized       Unrealized
                                                         Gains            Losses
                                                             (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
Common stocks                                           $   403          $    --
U.S. government and federal agency obligations              440             (268)
Other bonds and obligations                                 368           (1,781)
Mortgage-backed securities                                  523             (284)
                                                        -------          -------
    Total investments available for sale                $ 1,734          $(2,333)
                                                        =======          =======
INVESTMENTS HELD TO MATURITY:
U.S. government and federal agency obligations          $    --          $   (39)
Other bonds and obligations                                  15               --
Mortgage-backed securities                                  160             (527)
                                                        -------          -------
    Total investments held to maturity                  $   175          $  (566)
                                                        =======          =======

    Total unrealized gains and losses                   $ 1,909          $(2,899)
                                                        =======          =======

At September 30, 2000, the Company's net unrealized loss on investments available for sale amounted to $599,000, a fair value rise of $4.4 million from a $5.0 million net unrealized loss at December 31, 1999. At September 30, 2000, the Company's net unrealized loss on investments held to maturity totaled $391,000, for a fair value rise of $804,000 from a $1.2 million net unrealized loss at December 31, 1999. The changes in the net unrealized loss on the total investment portfolio from year-end 1999 were primarily due to a decline in market interest rates during the first nine months of 2000 as well as the realization of $723,000 of investment losses in the third quarter of 2000.

DEPOSITS AND BORROWED FUNDS. Total deposits increased $245.6 million to $1,214.1 million at September 30, 2000 from $968.5 million at December 31, 1999. The Gloucester purchase added $107.8 million in total deposits. Aided by the disruption caused by large bank acquisitions and divestitures, the Company has been successful in attracting new deposit relationships. Included in the certificate of deposits shown below were $45.0 million of brokered certificates of deposit. At September 30, 2000, the balances attributed to Gloucester are broken down by deposit category: demand deposits and NOW accounts $47.9 million, money market accounts $15.2 million, savings accounts $9.3 million and certificates of deposits $35.1 million.

The following table shows the composition of the Company's deposits at September 30, 2000 and December 31, 1999:

                                   9/30/00            12/31/99
                                   -------            --------
                                         (In thousands)

Demand deposit accounts          $  138,289          $   86,871
NOW accounts                        146,404              99,040
Money market accounts               109,676              95,291
Savings accounts                    245,272             213,286
Certificates of deposit             574,507             474,045
                                 ----------          ----------
     Total deposits              $1,214,148          $  968,533
                                 ==========          ==========

To help fund the growth in total assets experienced during the first nine months of 2000, the Company increased its borrowed funds position. Federal Home Loan Bank advances increased $63.6 million from December 31, 1999 to $369.3 million at September 30, 2000. Other borrowings decreased $38.5 million to $35.2 million at September 30, 2000. This net increase of $25.1 million augmented the deposit growth for the first nine months of 2000 and enabled the Company to grow total assets by 19% during the same period.

The following table shows the composition of the Company's borrowed funds at September 30, 2000 and December 31, 1999:

                                                        9/30/00           12/31/99
                                                        -------           --------
                                                              (In thousands)

Cash management accounts                                $ 17,787          $  9,315
Federal funds purchased                                    1,884             3,822
Securities sold under agreements to repurchase                --            25,525
FHLB overnight                                            15,500            35,000
FHLB advances                                            369,298           305,722
                                                        --------          --------
                                                        $404,469          $379,384
                                                        ========          ========

LIQUIDITY. The goal of the Company's liquidity management process is to assess its funding requirements so as to efficiently meet the cash needs of borrowers and depositors, while also providing funds for attractive investment opportunities. Liquidity involves the Company's ability to raise or gain access to funds in order to fulfill its existing and anticipated financial obligations.

The Company's primary source of funds is dividends from its bank subsidiaries. Dividends from the Bank to the Company totaled $14.0 million in the first nine months of 2000. The Company paid $8.1 million in cash to the GBT shareholders as a result of the Gloucester acquisition. The Company made payments of dividends to stockholders in the amount of $4.7 million in the first nine months of 2000. In October, 2000, the Company declared a dividend in the amount of $1.8 million, payable in the fourth quarter of 2000.

The Banks have a diverse base of funding. Sources of liquidity include increasing customer deposits, borrowed funds, repayments, prepayments and amortization of the investment and loan portfolios as well as sales of securities in the investments available for sale portfolio. Sources of borrowed funds include funds purchased from other banks, customer repurchase agreements, the sale of securities under repurchase agreements and borrowings from the FHLB, of which both Banks are voluntary members. The Banks may also obtain funds from the discount window of the Federal Reserve Bank of Boston by pledging certain assets.

Cash flows used by operations decreased $31.0 million to $6.2 million in the first nine months of 2000, as compared to cash flows provided of $24.8 million in the corresponding period of 1999 primarily due to an increase in assets held for sale. Cash flows used by investing activities increased by $43.5 million to $116.9 million for the nine months ended September 30, 2000, as compared to $73.4 million during the equivalent period last year. This increase was mainly attributable to an increase in the loan portfolio as well as a higher level of purchases of whole loans. Cash flows provided by financing activities increased $84.3 million for the nine months ended September 30, 2000 to $137.1 million, as compared to $52.8 million in the equivalent period in 1999. The financing activity increase was due to a change in the mix of financing sources, with a significant rise in deposits and FHLB advances offset by a decrease in other borrowings.

During the first quarter of 2000, the Company repurchased 177,900 common shares in connection with its previously announced stock repurchase plan at a cost of $4.7 million. No shares were repurchased during the second or third quarters of 2000. Approximately 146,000 shares remain eligible for repurchase under the 5% program limitation.

At September 30, 2000, the Company had home equity, reserve credit and commercial unadvanced lines of credit totaling $125.0 million. Outstanding commitments to originate loans totaled $71.8 million. Unadvanced portions of construction and land loans amounted to $51.0 million. Standby letters of credit were $3.8 million. Loans sold with recourse totaled $843,000. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current regulatory and risk-based capital requirements as of September 30, 2000:

                                        Regulatory      Andover         Andover     Gloucester Bank
                                         Minimum     Bancorp, Inc.       Bank      and Trust Company
                                        ----------   -------------      -------    -----------------
Tier 1 Leverage Capital Ratio             4.00%           7.83%           7.49%           7.30%
Risk Based Capital Ratio:
     Tier 1                               4.00           11.58           11.24            9.87
     Total                                8.00           12.80           12.39           11.12

As of September 30, 2000, the most recent notification from the FDIC categorized the Banks as well capitalized under the prompt corrective action provisions. Therefore, the Banks are entitled to pay the lowest deposit premium possible.

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK. The Banks' primary source of revenue is net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company seeks to manage its exposure to interest rate risk or market risk, through active monitoring and management of its interest rate risk exposure, which is inherent in its lending and deposit taking activities. The policies and procedures for managing both on and off balance sheet activities are established by Andover's Asset/Liability Management Committee (ALCO), who reports its findings to the Board of Directors on a quarterly basis.

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

For further information regarding quantitative and qualitative disclosures about market risk, please refer to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1999 (the "1999 Annual Report"). There have been no material changes in the quantitative disclosures about market risk from those presented in the Company's 1999 Annual Report.

RECENT ACCOUNTING DEVELOPMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes new accounting and reporting standards for derivative instruments. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. This statement, as amended by SFAS 137 and SFAS 138, is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. Early application is encouraged but restatement of prior periods is prohibited. SFAS 133 is not expected to have a material impact on the consolidated financial statements of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


RESULTS OF OPERATIONS

GENERAL. Net income amounted to $14.6 million, $2.19 per diluted share, for the nine months ended September 30, 2000, compared to net income of $14.1 million, $2.10 per diluted share, in the corresponding period of 1999.

The financial performance in the first nine months of 2000 was positively impacted by an increase in the net interest and dividend income, offset by an increase in non-interest expenses. The Company recorded several significant non-recurring items in the first nine months of 2000. The first significant item was a tax benefit of $2.2 million. The Company also incurred pre-tax losses of $2.0 million on its balance sheet restructuring whereby lower yielding loans and investments were sold and replaced with higher yielding assets. In addition, the acquisition of Gloucester contributed to the results during the third quarter of 2000. The first nine months results for 1999 were positively impacted by a $1.1 million pre-tax gain due to the curtailment of the defined benefit pension plan.

The annualized return on average assets was 1.20% for the first nine months of 2000 as compared to 1.31% in the comparable period of 1999. The annualized return on average stockholders' equity was 14.48% in the first nine months of 2000, for a decline from 15.19% in the comparable period of 1999.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $39.4 million for the nine months of 2000, as compared to $35.1 million for the same period in 1999, an increase of 12.5%. The net yield on earning assets remained constant for the first nine months of 2000 and 1999 at 3.36%. This stable net interest margin was achieved in spite of a 37 basis point increase in the rates paid on interest-bearing liabilities. Mitigating the funding increase was a similar 37 basis point rise in the rate earned on interest-earning assets. Total earning assets increased $170.7 million for the first nine months of 2000 over 1999's level, in part due to the acquisition of Gloucester.

PROVISION FOR LOAN LOSSES. There was a provision for loan losses of $1.1 million in the first nine months of 2000 and no provision in the comparable period of 1999. Several factors were used to determine that a provision was necessary in 2000. Among them were the level of charge-offs and recoveries and the mix and level of loan growth. Nonaccruing loans increased by 8.6% during the first nine months of 2000 while overdue loans increased 8.0% for the same period. In addition, net loan recoveries totaled $185,000 in the first nine months of 2000 compared to net recoveries totaling $935,000 in the first nine months of 1999. In addition, the loan growth of $185.6 million, primarily experienced in the corporate lending areas during the first nine months of 2000, contributed to the need for a loan loss provision.

NON-INTEREST INCOME. Andover recorded gains from non-interest sources of $2.0 million for the first nine months of 2000, as compared to $3.0 million in the corresponding period of 1999. Net losses from the balance sheet restructuring totaled $2.0 million in 2000 as compared to net losses of $329,000 on the sales of assets and investments for the same period of 1999.

Mortgage banking income totaled $968,000 during the first nine months of 2000 as compared to income of $658,000 in the corresponding period of 1999 due to partial reversals of the valuation allowance on mortgage servicing assets totaling $500,000 in 2000 and $175,000 in 1999's first nine months. Total amortization amounted to $1.9 million for the first nine months of both 2000 and 1999, respectively. There were no charge-offs on mortgage servicing assets in the first nine months of 2000 versus charge-offs totaling $450,000 for the nine month period ending September 30, 1999.

Other income totaled at $3.1 million and $2.7 million in the first nine months of 2000 and 1999, respectively, primarily due to increased deposit fee income.

NON-INTEREST EXPENSE. Non-interest expenses increased 26.2% to $20.7 million in the first nine months of 2000 primarily due to an increase in salaries and employee benefits and data processing costs.

Salaries and benefits increased $3.0 million or 36.1% to $11.5 million as of September 30, 2000. The increase resulted primarily from a reduction in salaries and benefit expenses in 1999 resulting from a pre-tax gain of $1.1 million on the curtailment of the defined benefit pension plan in the first quarter of 1999. The purchase of Gloucester in the third quarter of 2000 added $430,000 in increased salaries and benefits. In addition, increased costs incurred from the enhanced benefit plans in 2000 totaled $450,000 while discretionary incentive programs added another $400,000 in increased costs in 2000.

Office occupancy and equipment increased 14.4% to $2.7 million in 2000 primarily resulting from the acquisition of Gloucester and the new branch opened in Derry, New Hampshire.

Data processing expenses increased 26.4% to $2.2 million resulting from the Company's loan and deposit growth, the acquisition of Gloucester and increased expenses relating to the newer delivery channels.

Professional fees decreased 16.0% to $808,000 in 2000 from $962,000 in 1999 due to increased legal and corporate consulting fees incurred in the early part of 1999 in curtailing the pension plan and consolidating Andover Bank NH into Andover.

Marketing expenses increased 34.2% to $863,000 primarily due to increased advertising for discretionary promotions and direct mail solicitations.

Amortization of goodwill was $150,000 for the first nine months of 2000 and resulted from the acquisition of Gloucester in the third quarter of 2000.

Other operating expenses increased 10.9% to $2.6 million primarily due to the acquisition of Gloucester as well as increased costs of running a larger, more geographically diverse company.

INCOME TAX EXPENSE. The Company recorded an income tax benefit of $2.2 million in the third quarter of 2000 based on the favorable resolution of several tax issues and an income tax expense of $7.3 million for the first nine months of 2000. By comparison, income tax expense for the first nine months of 1999 totaled $7.6 million. This corresponds to an effective tax rate of 26.1% and 35.0%, respectively, for the first nine months of 2000 and 1999.

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


                                        ANDOVER BANCORP, INC.


November 13, 2000                       /s/ Gerald T. Mulligan
                                        ----------------------
                                        Gerald T. Mulligan
                                        President and
                                        Chief Executive Officer



November 13, 2000                       /s/ Joseph F. Casey
                                        -------------------
                                        Joseph F. Casey
                                        Chief Financial Officer
                                        and Treasurer