Form 10-K
period 2000-12-31
ANDOVER BANCORP INC
filed 2001-03-19
CIK 810589

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price for the Registrant's Common Stock on March 1, 2001, as reported by Nasdaq, was $206,838,892.50.

     The number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date, is:

                 Class: Common Stock, par value $0.10 per share
                Outstanding as of March 1, 2001: 6,698,944 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Andover Bancorp, Inc. Definitive Notice of Annual Meeting and Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of Form 10-K.

This document contains 101 pages.  The exhibit index is on pages 5-7.

                                    FORM 10-K
                              CROSS REFERENCE INDEX



                                                                                     Annual     Form
                                                                                     Report     10-K
                                                                                      Page      Page
                                                                                     ------     ----
                                     PART 1
Item 1  Business...................................................................     3         29

Item 2  Properties................................................................. 11-12      37-38

Item 3  Legal Proceedings..........................................................    12         38

Item 4  Submission of Matters to a Vote of Security Holders........................    12         38

                                     PART II

Item 5  Market for Registrant's Common Equity and Related Stockholder Matters......    13         39

Item 6  Selected Consolidated Financial Data.......................................    14         40

Item 7  Management's Discussion and Analysis of Financial Condition and
        Results of Operations......................................................    15         41

Item 7A Quantitative and Qualitative Disclosures About Market Risk.................    37         63

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

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements-
           Independent Auditors' Report..........................................      39         65

           Consolidated Balance Sheets as of December 31, 2000 and 1999..........      40         66

           Consolidated Statements of Operations for each of the years ended
           December 31, 2000, 1999 and 1998......................................      41         67

           Consolidated Statements of Changes in Stockholders' Equity
           for each of the years ended December 31, 2000, 1999 and 1998..........      42         68

                                                                             Annual        Form
                                                                             Report        10-K
                                                                              Page         Page
                                                                             ------        ----
     Consolidated Statements of Cash Flows for each of the years ended
     December 31, 2000, 1999 and 1998........................................ 43-44      69-70

     Notes to Consolidated Financial Statements.............................. 45-69      71-95

(2) All financial statement schedules are omitted because they are not applicable, the data is not significant, or the required information is shown elsewhere in this report.

(b) Reports on Form 8-K. There were no reports filed on Form 8-K during the three months ended December 31, 2000.

(c)  List of Exhibits - See Exhibit Index.....................................  5-7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ANDOVER BANCORP, INC.

March 19, 2001                           By:/s/ Gerald T. Mulligan
                                            ------------------------------
                                            Gerald T. Mulligan, President
                                            and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                       Title                         Date
---------                       -----                         ----

/s/ Gerald T. Mulligan          President, Chief              March 19, 2001
-------------------------       Executive Officer and
Gerald T. Mulligan              Director (Principal
                                Executive Officer)

/s/ Joseph F. Casey             Chief Financial Officer       March 19, 2001
-------------------------       and Treasurer (Principal
Joseph F. Casey                 Financial and Accounting
                                Officer)


/s/ John P. Bachini             Director                      March 19, 2001
-------------------------
John P. Bachini


/s/ Thomas F. Caffrey           Director                      March 19, 2001
-------------------------
Thomas F. Caffrey


/s/ Paul J. Donahue, Sr.        Director                      March 19, 2001
-------------------------
Paul J. Donahue, Sr.


/s/ Clifford E. Elias           Director                      March 19, 2001
-------------------------
Clifford E. Elias


/s/ John E. Fenton, Jr.         Director                      March 19, 2001
-------------------------
John E. Fenton, Jr.


/s/ Naomi A. Gardner            Director                      March 19, 2001
-------------------------
Naomi A. Gardner


/s/ Frank D. Goldstein          Director                      March 19, 2001
-------------------------
Frank D. Goldstein


/s/ Cornelius J. McCarthy       Director                      March 19, 2001
-------------------------
Cornelius J. McCarthy


/s/ Irving E. Rogers, III       Director                      March 19, 2001
-------------------------
Irving E. Rogers


/s/ Robert J. Scribner          Director                      March 19, 2001
-------------------------
Robert J. Scribner


/s/ Fred P. Shaheen             Director                      March 19, 2001
-------------------------
Fred P. Shaheen

                              EXHIBITS TO FORM 10-K
                              ANDOVER BANCORP, INC.

                                  EXHIBIT INDEX

                                                                                                        Form
                                                                                                        10-K
Exhibit No.       Description of Exhibit                                                               Page No.
-----------       ----------------------                                                               --------
2.1               Agreement and Plan of Merger by and between Andover Bancorp,
                  Inc. and GBT Bancorp, dated January 26, 2000 (incorporated herein by reference to Exhibit 2.1 to Andover's Current Report on
                  Form 8-K filed February 9, 2000).                                                       --

3.1               Restated Certificate of Incorporation of Andover (incorporated herein by reference to Exhibit 3.1 to Post-Effective Amendment No. 1 to
                  Andover's Registration Statement on Form S-4, No. 33-11891 filed
                  on March 5, 1987).                                                                      --

3.2               By-laws of Andover, as amended and restated, January 23, 1997
                  (incorporated herein by reference to Exhibit 3.2 to Andover's Form
                  10-K for the fiscal year ended December 31, 1996).                                      --

4.1               Specimen of Andover Bancorp, Inc. common stock certificate
                  (incorporated herein by reference to Exhibit 4 to Andover's
                  Registration Statement on Form S-4, Registration No. 33-11891,
                  filed on February 11, 1987).                                                            --

4.2               Shareholder Rights Agreement between Andover Bancorp, Inc.
                  and BankBoston (incorporated herein by reference to an
                  Exhibit to Andover's Current Report on Form 8-A filed
                  January 22, 1999).                                                                      --

10.1              Employment Agreement between Andover, Andover Bank
                  and Gerald T. Mulligan, dated May 16, 1991 (incorporated
                  herein by reference to Exhibit 10.1 to Andover's Form
                  10-K for the fiscal year ended December 31, 1999).                                      --

10.2              Special Termination Agreement between Andover, Andover
                  Bank and Gerald T. Mulligan, dated May 16, 1991, as amended and restated through January 23, 1997 (incorporated herein by reference to Exhibit 10.2 to Andover's Form 10-K for the fiscal
                  year ended December 31, 1996).                                                          --

10.3              Special Termination Agreement between Andover, Andover Bank and
                  Joseph F. Casey, dated December 17, 1992, as amended and restated
                  through January 23, 1997 (incorporated herein by reference to Exhibit
                  10.3 to Andover's Form 10-K for the fiscal year ended December 31,
                  1996).                                                                                  --

                                                                                                        Form
                                                                                                        10-K
Exhibit No.       Description of Exhibit                                                               Page No.
-----------       ----------------------                                                               --------
10.4              Special Termination Agreement between Andover, Andover Bank and
                  Michael J. Ecker, dated December 17, 1992, as amended and restated
                  through January 23, 1997 (incorporated herein by reference to Exhibit
                  10.4 to Andover's Form 10-K for the fiscal year ended December 31,
                  1996).                                                                                  --

10.5              Special Termination Agreement between Andover, Andover Bank and John
                  R. Heerwagen, dated December 17, 1992, as amended and restated
                  through January 23, 1997 (incorporated herein by reference to Exhibit
                  10.5 to Andover's Form 10-K for the fiscal year ended December 31,
                  1996).                                                                                  --

10.6              Special Termination Agreement between Andover, Andover Bank and
                  Octavio C. Bolivar, dated January 24, 1994 as amended and restated,
                  January 23, 1997 (incorporated herein by reference to Exhibit 10.6 to
                  Andover's Form 10-K for the fiscal year ended December 31, 1996).                       --

10.7              Special Termination Agreement between Andover, Andover Bank and
                  Raymond P. Smith, dated December 12, 1995, as amended and restated,
                  January 23, 1997 (incorporated herein by reference to Exhibit 10.9 to
                  Andover's Form 10-K for the fiscal year  ended December 31, 1996).                      --

10.8              Employment Agreement between Andover, Gloucester Bank & Trust Company and David L. Marsh, dated July 1, 2000 (incorporated herein by reference to Exhibit 10.1 to Andover's Form 10-Q for the fiscal
                  quarter ended June 30, 2000).                                                           --

10.9              Andover Bancorp, Inc. Stock Option Plan dated May 8, 1986, as amended
                  May 22, 1986, January 29, 1987 and November 2, 1987 (incorporated herein by reference to Exhibit 10.8 to Andover's Form 10-K for the
                  fiscal year ended December 31, 1999).                                                   --

10.10             Andover Bancorp, Inc. 1995 Stock Incentive Plan, dated February 16,
                  1995.                                                                                    8

10.11             Deferred Compensation Plan for Directors of Andover Bancorp,
                  Inc. and its Subsidiaries, effective July 1, 1993, as amended and
                  restated, February 22, 1996.                                                            16

10.12             Andover Bancorp, Inc. Special Termination Plan, effective January 23,
                  1997 (incorporated herein by reference to Exhibit 10.12
                  to Andover's Form 10-K for the fiscal year ended December 31, 1996).                    --

                                                                                                        Form
                                                                                                        10-K
Exhibit No.       Description of Exhibit                                                               Page No.
-----------       ----------------------                                                               --------
10.13             Stock Option Agreement, dated January 26, 2000 by and between Andover
                  Bancorp, Inc. and GBT Bancorp (incorporated herein by reference to
                  Exhibit 10.1 to Andover's Current Report on Form 8-K filed
                  February 9, 2000).                                                                      --

11                The computation of per share earnings can be readily determined from the material contained in the Annual Report on Form 10-K for the
                  fiscal year ended December 31, 2000.                                                    --

12                As the Company does not have any debt securities registered under
                  Section 12 of the Securities Act of 1933, no ratio of earnings to
                  fixed charges appears in this Annual Report on Form 10-K.                               --

13                Andover Bancorp, Inc. 2000 Annual Report, which, except for those portions expressly incorporated herein by reference, is furnished only for the information of the Securities and Exchange Commission
                  and is not deemed to be filed.                                                          21

21                The Company has two subsidiaries, Andover Bank and Gloucester Bank &
                  Trust. Andover Bank is a Massachusetts savings bank in stock form while Gloucester Bank & Trust Company is a Massachusetts-chartered trust company. Both subsidiaries are included in the Consolidated
                  Financial Statements filed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Gloucester Bank & Trust
                  Company's results are reflected after July 1, 2000.                                     --

23.1              Consent of KPMG Peat Marwick LLP.                                                      101