Form 10-Q
period 2001-03-31
ANDOVER BANCORP INC
filed 2001-05-08
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to
                               ------------    ------------

                         Commission File Number 0-16358

                             ANDOVER BANCORP, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                       04-2952665
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

61 Main Street, Andover, Massachusetts                      01810
---------------------------------------              ------------------
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

                 Class: Common Stock, par value $0.10 per share
                 Outstanding as of May 1, 2001: 6,701,244 shares

                              ANDOVER BANCORP, INC.

                                AND SUBSIDIARIES
                                ----------------

                                      INDEX

                         PART I - FINANCIAL INFORMATION

ITEM 1    Financial Statements                                           Page
              Consolidated Balance Sheets                                   1

              Consolidated Statements of Operations                         2

              Consolidated Statements of Changes in
                Stockholders' Equity                                        3

              Consolidated Statements of Cash Flows                       4-5

              Note to Consolidated Financial Statements                     6

              Analysis of Net Yield on Earning Assets                       7


ITEM 2    Management's Discussion and Analysis of                        8-16
          Financial Condition and Results of Operations
              For the Three Months Ended March 31, 2001

ITEM 3    Quantitative and Qualitative Disclosures About Market Risk       16

                          PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings                                                18

ITEM 2    Changes in Securities                                            18

ITEM 3    Defaults upon Senior Securities                                  18

ITEM 4    Submission of Matters to a Vote of Security Holders              18

ITEM 5    Other Information                                                18

ITEM 6    Exhibits and Reports on Form 8-K                                 18

          Signatures                                                       19

          Exhibit Index                                                    20

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                        MARCH 31, 2001   DECEMBER 31, 2000
                                                        --------------   -----------------
                                                                (In thousands)
                                     ASSETS

Cash and due from banks                                  $    39,608        $    40,256
Short-term investments                                        19,000             29,300
                                                         -----------        -----------
  Cash and cash equivalents                                   58,608             69,556
                                                         -----------        -----------
Assets held for sale, at lower of
  cost or market                                              11,667              5,037
Investments available for sale (amortized
   cost $267,290 in 2001 and $283,902
   in 2000)                                                  277,425            289,155
Investments held to maturity (market value
   $36,573 in 2001 and $49,014 in 2000)                       35,841             48,533
Loans                                                      1,362,921          1,356,181
Allowance for loan losses                                    (15,080)           (14,640)
                                                         -----------        -----------
  Net loans                                                1,347,841          1,341,541
                                                         -----------        -----------
Mortgage servicing assets, net                                 9,112              9,842
Premises and equipment, net                                   13,022             13,422
Accrued interest receivable                                   11,175             11,366
Stock in FHLBB, at cost                                       23,366             23,366
Net deferred income taxes receivable                            --                  318
Goodwill, net of amortization                                  8,593              8,743
Other assets                                                   2,351              2,354
                                                         -----------        -----------
      Total assets                                       $ 1,799,001        $ 1,823,233
                                                         ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                               $ 1,254,322        $ 1,221,189
  Other borrowings                                            17,205             18,941
  Federal Home Loan Bank advances                            350,755            417,277
  Mortgagors' escrow accounts                                  3,770              3,634
  Current income taxes payable                                 3,513               --
  Deferred income taxes payable                                  897               --
  Accrued expenses and other liabilities                       8,182              8,571
                                                         -----------        -----------
      Total liabilities                                    1,638,644          1,669,612
                                                         -----------        -----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value per share;
   3,000,000 shares authorized, none issued                     --                 --
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized; 6,837,133
   shares issued in 2001 and 2000;  shares
   outstanding 6,701,244 and 6,669,180 in 2001
   and 2000, respectively                                        684                684
  Additional paid-in capital                                  68,135             68,615
  Retained earnings                                           88,989             85,646
  Treasury stock (135,889 and 167,953 shares in 2001
   and 2000, respectively, at cost)                           (3,604)            (4,454)
  Accumulated other comprehensive income                       6,153              3,130
                                                         -----------        -----------
       Total stockholders' equity                            160,357            153,621
                                                         -----------        -----------
       Total liabilities and stockholders' equity        $ 1,799,001        $ 1,823,233
                                                         ===========        ===========


    The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ----------------------------
                                                        2001             2000
                                                     -----------      -----------
                                               (In thousands, except per share amounts)
Interest and dividend income:
  Loans                                              $    26,643      $    21,302
  Investment securities                                    3,985            3,280
  Mortgage-backed securities                               1,866            2,182
  Short-term investments                                      70               11
                                                     -----------      -----------
     Total interest and dividend income                   32,564           26,775
                                                     -----------      -----------

Interest expense:
  Deposits                                                11,527            8,663
  Federal Home Loan Bank advances                          5,465            4,356
  Other borrowings                                           484            1,250
                                                     -----------      -----------
     Total interest expense                               17,476           14,269
                                                     -----------      -----------
     Net interest and dividend income                     15,088           12,506

Provision for loan losses                                    275              200
                                                     -----------      -----------
     Net interest and dividend income
       after provision for loan
       losses                                             14,813           12,306
                                                     -----------      -----------

Non-interest income (loss):
  Net gains from sales of assets held
     for sale and investments available for sale             173                7
  Mortgage banking income (loss), net                       (112)             424
  Other income                                             1,147              858
                                                     -----------      -----------
     Total non-interest income                             1,208            1,289
                                                     -----------      -----------
Non-interest expense:
  Salaries and employee benefits                           4,256            3,696
  Office occupancy and equipment                           1,039              850
  Data processing                                            851              648
  Professional fees                                          255              187
  Marketing                                                  264              244
  Amortization of goodwill                                   150             --
  Other operating expense                                  1,020              794
                                                     -----------      -----------
     Total non-interest expense                            7,835            6,419
                                                     -----------      -----------

     Income before income tax expense                      8,186            7,176

Income tax expense                                         3,041            2,620
                                                     -----------      -----------

     Net income                                      $     5,145      $     4,556
                                                     ===========      ===========

Basic earnings per share                             $      0.77      $      0.71
                                                     ===========      ===========

Diluted earnings per share                           $      0.75      $      0.69
                                                     ===========      ===========

Weighted average shares outstanding - basic            6,704,245        6,434,357
Dilutive impact of stock options                         191,854          159,158
                                                     -----------      -----------
Weighted average shares outstanding - diluted          6,896,099        6,593,515
                                                     ===========      ===========



    The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------
       Year Ended December 31, 2000 and Three Months Ended March 31, 2001
                                   (Unaudited)


                                                                                                    ACCUMULATED        TOTAL
                                                         ADDITIONAL                                    OTHER          STOCK-
                                             COMMON       PAID-IN       RETAINED       TREASURY     COMPREHENSIVE     HOLDERS'
                                             STOCK        CAPITAL       EARNINGS         STOCK      INCOME (LOSS)     EQUITY
                                           ---------     ----------     ---------      --------     -------------    ---------
                                                                             (In thousands)

Balance at December 31, 1999               $     653     $  60,745      $  71,924      $    --        $  (3,059)     $ 130,263

Comprehensive income:
 Net income                                     --            --           20,182           --             --           20,182
 Other comprehensive income (loss):
 Unrealized holding gains arising
  during the period, net of taxes
  of $4,294                                     --            --             --             --            6,644          6,644
 Realized losses included in net
  income, net of tax benefit of $268            --            --             --             --             (455)          (455)
                                                                                                                     ---------

   Total comprehensive income                                                                                           26,371
 Dividends declared and

  paid ($0.99 per share)                        --            --           (6,460)          --             --           (6,460)
 Purchase of treasury stock                     --            --             --           (4,718)          --           (4,718)
 Stock options exercised                           1            (7)          --              264           --              258
 Stock issued for acquired institution            30         7,877           --             --             --            7,907
                                           ---------     ---------      ---------      ---------      ---------      ---------
Balance at December 31, 2000                     684        68,615         85,646         (4,454)         3,130        153,621

Comprehensive income:
 Net income                                     --            --            5,145           --             --            5,145
 Other comprehensive income (loss):
 Unrealized holding gains arising
  during the period, net of taxes
  of $1,810                                     --            --             --             --            2,940          2,940
 Realized gains included in net
  income, net of taxes of $49                   --            --             --             --               83             83
                                                                                                                     ---------
   Total comprehensive income                                                                                            8,168
 Dividends declared and
  paid ($0.27 per share)                        --            --           (1,802)          --             --           (1,802)
 Stock options exercised                        --            (480)          --              850           --              370
                                           ---------     ---------      ---------      ---------      ---------      ---------
Balance at March 31, 2001                  $     684     $  68,135      $  88,989      $  (3,604)     $   6,153      $ 160,357
                                           =========     =========      =========      =========      =========      =========


    The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)

                                                                      THREE MONTHS ENDED,
                                                                           MARCH 31,
                                                                    -----------------------
                                                                      2001          2000
                                                                    ---------     ---------
                                                                        (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $   5,145     $   4,556
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for loan losses                                              275           200
   Net gains from sales of investments available
     for sale                                                            (132)         --
   Net gains from sales of assets held for sale                           (41)           (7)
   Net losses from sales of premises and equipment                         79          --
   Depreciation and amortization                                          453           363
   Amortization of fees, discounts and premiums, net                     (137)           22
   Deferred income taxes receivable                                     2,492           968
   Amortization of goodwill                                               150          --
   (Increase) decrease in:
     Assets held for sale                                              (6,589)         (531)
     Accrued interest receivable                                          191        (1,267)
     Mortgage servicing assets                                            884           376
     Other assets                                                         (48)         (390)
   Increase (decrease) in:
     Mortgagors' escrow accounts                                          136           156
     Accrued income taxes payable                                         428         1,288
     Accrued expenses and other liabilities                              (389)       (1,019)
                                                                    ---------     ---------
       Net cash provided by operating activities                        2,897         4,715
                                                                    ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment and mortgage-backed securities available for sale:
     Purchases                                                           --         (39,983)
     Proceeds from sales                                                4,136          --
     Proceeds from maturities and redemptions                          10,300          --
     Principal repayments                                               2,363         1,791
   Investment and mortgage-backed securities held to maturity:
     Proceeds from maturities and redemptions                           8,500         1,000
     Principal repayments                                               4,181         2,721
   Net change in FHLB stock                                              --          (2,658)
   Purchases of whole loans                                           (15,514)       (5,282)
   Purchased and capitalized mortgage servicing assets                   (154)          (95)
   Net (increase) decrease in loans                                     9,032       (11,900)
   Premises and equipment (additions) dispositions, net                  (132)         (412)
   Proceeds from sales of other real estate owned                        --               5
                                                                    ---------     ---------
       Net cash provided (used) by investing activities                22,712       (54,813)
                                                                    ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in deposits                                            33,133        29,086
   Net decrease in other borrowings                                    (1,736)      (31,565)
   Proceeds from issuance of FHLB advances                             80,000       495,000
   Principal repayments of FHLB advances                             (146,522)     (425,020)
   Treasury stock purchased                                              --          (4,718)
   Dividends paid                                                      (1,802)       (1,546)
   Stock options exercised                                                370          --
                                                                    ---------     ---------
       Net cash (used) provided by financing activities               (36,557)       61,237
                                                                    ---------     ---------
Net increase (decrease) in cash and cash equivalents                  (10,948)       11,139
Cash and cash equivalents, at beginning of period                      69,556        28,513
                                                                    ---------     ---------
Cash and cash equivalents, at end of period                         $  58,608     $  39,652
                                                                    =========     =========


Statement continued on next page.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                -------------------------------------------------
                                   (Unaudited)

                                                                        THREE MONTHS ENDED,
                                                                             MARCH 31,
                                                                      -----------------------
                                                                        2001          2000
                                                                      ---------     ---------
                                                                          (In thousands)

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
         Interest                                                      $17,327      $14,547
         Income taxes                                                      121          363

Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed securities
       held for sale or investments available for sale                    --          2,005
    Transfer of loans to other real estate owned                          --            158


    The accompanying note is an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------

1)   BASIS OF PRESENTATION

     Andover Bancorp, Inc.(the "Company" or "Andover") is the multi-bank holding company parent of Andover Bank (the "Bank") and Gloucester Bank & Trust Company ("Gloucester" or "GBT"). The unaudited consolidated financial statements of Andover Bancorp, Inc. and its subsidiaries presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2000. Andover Bank is a state chartered savings bank with its headquarters located in Andover, Massachusetts. Gloucester Bank & Trust Company is a Massachusetts-chartered trust company with two banking offices located in Gloucester, Massachusetts. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES

                           NET YIELD ON EARNING ASSETS
                           ---------------------------
                                   (Unaudited)

                                                                    THREE MONTHS ENDED MARCH 31,
                                         -----------------------------------------------------------------------------
                                                        2001                                       2000
                                         -----------------------------------       -----------------------------------
                                                         INTEREST   AVERAGE                       INTEREST     AVERAGE
                                          AVERAGE         EARNED/    YIELD/         AVERAGE       EARNED/      YIELD/
                                          BALANCE         PAID       RATE(4)        BALANCE       PAID         RATE(4)
                                         ----------      --------   --------       ---------      --------     -------
ASSETS
Interest-earning assets:
  Short-term investments                 $    4,828     $     70     5.88%         $      782       $   11      5.66%
  Investment securities (1)(2)              236,627        3,985     6.83             198,763        3,280      6.64
  Mortgage-backed securities (1)            106,144        1,866     7.13             127,555        2,182      6.88
                                         ----------      -------                   ----------       ------
   Total investments                        347,599        5,921     6.91             327,100        5,473      6.73
                                         ----------      -------                   ----------       ------
  Residential loans                         822,602       14,435     7.12             747,495       12,827      6.90
  Commercial real estate loans              285,850        6,348     9.01             207,765        4,513      8.74
  Construction and land loans                91,401        2,302    10.21              65,082        1,552      9.59
                                         ----------      -------                   ----------       ------
   Total real estate loans (1)(3)         1,199,853       23,085     7.80           1,020,342       18,892      7.45
                                         ----------      -------                   ----------       ------
  Consumer loans (3)                         87,276        1,843     8.56              62,679        1,285      8.25
                                         ----------      -------                   ----------       ------
  Commercial and lease loans                 47,437        1,082     9.25              26,042          582      8.99
  Lease financing                            34,689          633     7.40              29,998          543      7.28
                                         ----------      -------                   ----------       ------
  Total commercial loans (3)                 82,126        1,715     8.47              56,040        1,125      8.07
                                         ----------      -------                   ----------       ------
   Total loans                            1,369,255       26,643     7.89           1,139,061       21,302      7.52
                                         ----------      -------                   ----------       ------
   Total interest-earning assets          1,716,854       32,564     7.69%          1,466,161       26,775      7.34%
                                                         -------                                    ------

Allowance for loan losses                   (14,859)                                  (11,399)
Other assets                                 82,617                                    56,375
                                         ----------                                ----------
   Total assets                          $1,784,612                                $1,511,137
                                         ==========                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                           $  143,444      $   469     1.33%         $   96,170       $  196      0.82%
  Money market deposit accounts             107,059          807     3.06              96,839          680      2.82
  Savings accounts                          251,390        2,195     3.54             213,479        1,747      3.29
  Certificates of deposit                   568,186        8,056     5.75             480,198        6,040      5.06
                                         ----------      -------                   ----------       ------
   Total interest-bearing deposits        1,070,079       11,527     4.37             886,686        8,663      3.93
                                         ----------      -------                   ----------       ------

Borrowed funds:
  Other borrowings                           38,649          484     5.08              88,292        1,250      5.69
  Federal Home Loan Bank advances           365,334        5,465     6.07             309,116        4,356      5.67
                                         ----------      -------                   ----------       ------
   Total borrowed funds                     403,983        5,949     5.97             397,408        5,606      5.67
                                         ----------      -------                   ----------       ------
   Total interest-bearing liabilities     1,474,062       17,476     4.81%          1,284,094       14,269      4.47%
                                                         -------                                    ------

Demand deposits                             138,162                                    86,926
Other liabilities                            17,030                                     9,234
                                         ----------                                ----------
   Total liabilities                      1,629,254                                 1,380,254
Stockholders' equity                        155,358                                   130,883
                                         ----------                                ----------
   Total liabilities and stock-
      holders' equity                    $1,784,612                                $1,511,137
                                         ==========                                ==========
Net interest income                                      $15,088                                   $12,506
                                                         =======                                   =======

Interest rate spread                                                 2.88%                                      2.87%
                                                                     ====                                       ====

Net yield on earning assets                                          3.56%                                      3.43%
                                                                     ====                                       ====

(1) Included in the average balance amounts are the corresponding components of the assets held for sale, available for sale and held to maturity. The yield has been calculated using interest income divided by the average balance of the amortized historical cost.
(2) Included in the average balance and interest earned amounts is the stock in FHLB of Boston.
(3) Interest on nonaccruing loans has been included only to the extent reflected in the statement of operations. However, the loan balances are included in the average amounts outstanding.
(4) The "Average Yield/Rate" calculation is based on an annualized basis reflecting 90 days in the first quarter of 2001 and 91 days in the first quarter of 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------

PRELIMINARY NOTE IN REGARD TO FORWARD-LOOKING STATEMENTS. This quarterly report on Form 10-Q contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. We may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission ("SEC"), in our annual report to stockholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. Without limiting the foregoing, the words "believe", "estimate", "assume", "outlook", "should", "anticipate", "plan", "expect", "intend" and similar expressions which predict or indicate future events and which do not relate to historical matters are intended to identify forward-looking statements. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Company. These expressed or implied important risks, uncertainties and other factors may cause the Company's actual results, performance or achievements to differ materially from those expressed or implied by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results".

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS. The following important factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time, including future SEC filings. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, performance or achievements including, without limitation, the Banks' continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Banks' lending areas, general and local economic conditions, the Banks' continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $5.1 million, or $0.75 per diluted share, for the quarter ended March 31, 2001 as compared to net income of $4.6 million, or $0.69 per diluted share, for the first quarter of 2000. The results for 2001 were positively impacted by the acquisition of Gloucester which was consummated on July 1, 2000.

The Company recorded a charge to earnings of $207,000 which is reflected as a reduction of mortgage banking income during the first quarter of 2001. This charge resulted from declining mortgage interest rates causing a reduction in the estimated fair value of the mortgage servicing rights. In the first quarter of 2000, a credit to the valuation account of $250,000 was recorded.

Andover's annualized return on average assets totaled 1.17% for the first quarter of 2001 compared to 1.21% in the first quarter of 2000. The annualized return on average stockholders' equity decreased to 13.43% in the first quarter of 2001 from 14.00% in the first quarter of 2000.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income totaled $15.1 million for the first quarter of 2001 as compared to $12.5 million for the same period in 2000. The 20.6% increase resulted primarily from a 17.1% increase in average earning assets as well as a higher net interest margin which was 3.56% in the first quarter of 2001 versus 3.43% last year. Growth in net interest and dividend income was enhanced in the first quarter of 2001 by the acquisition of Gloucester.

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

There was a provision for loan losses totaling $275,000 in the first quarter of 2001 and $200,000 in the comparable quarter in 2000. Management considered several factors in determining that a provision was needed in the first quarters of both 2001 and 2000. These factors include, without limitation, the level and mix of loan growth, the ratio of the allowance to total loans as well as charge-offs and recoveries. The slight increase in nonaccruing loans during the first quarter of 2001, particularly in commercial real estate loans, combined with the troubled debt restructuring of a loan totaling $2.4 million, contributed to the need for a loan loss provision in the current quarter. Taking all of the factors into consideration, management believes that the allowance for loan losses is adequate as of March 31, 2001.

NON-INTEREST INCOME. Net gains from sales of loans, investments and mortgage-backed securities held for sale and available for sale totaled $173,000 in the first quarter of 2001 as compared to $7,000 in the first quarter of 2000.

Mortgage banking losses totaled $112,000 in the first quarter of 2001 versus mortgage banking income of $424,000 in the comparable quarter in 2000. The mortgage servicing assets are assessed for impairment on a quarterly basis. During the first quarter of 2001, mortgage interest rates declined, thereby decreasing the value of the servicing rights and resulting in the need for a valuation allowance which amounted to $207,000 in the first quarter of 2001. The first quarter of 2000 marked a rise in mortgage interest rates, thereby increasing the value of servicing rights resulting in a credit to valuation allowance of $250,000. It should be noted, however, that if mortgage interest rates decline from their current levels, it is possible that future provisions to the valuation allowance or servicing asset charge-offs may be necessary due to the mortgage prepayment risk inherent in the servicing portfolio. This mortgage prepayment risk is the result of loans repaying faster than expected, causing the fair value of the mortgage servicing asset to decline. Amortization expense totaled $677,000 and $626,000, respectively, for the quarters ended March 31, 2001 and 2000. Mortgage servicing asset charge-offs in the first quarter of 2001 were $55,000. There were no mortgage servicing asset charge-offs in the first quarter of 2000. Loans serviced for investors totaled $910.6 million and $938.8 million, respectively, at March 31, 2001 and 2000.

The following table summarizes the activity in the valuation allowance for mortgage servicing assets for the three months ended March 31, 2001 and 2000:

                                             Three Months Ended
                                                 March 31
                                             ------------------
                                             2001         2000
                                             ----         ----
                                               (In thousands)

Balance at beginning of period               $  --       $ 500
Provision (credit) for valuation
   allowance                                   207        (250)
Charge-offs                                    (55)         --
                                             -----       -----

Balance at end of period                     $ 152      $  250
                                             =====      ======

Other income totaled $1.1 million in the first quarter of 2001 as compared to $858,000 in the first quarter of 2000 primarily due to a rise in deposit and loan fee income. The first quarter of 2001 also includes a net loss of $79,000 from the sale of various equipment made obsolete in the consolidation of the data processing functions of the two banks.

NON-INTEREST EXPENSE. Non-interest expenses increased by $1.4 million, or 22.1%, to $7.8 million in the first quarter of 2001 from $6.4 million in the first quarter of 2000. The efficiency ratio (a ratio that measures operating expenses as a percentage of operating income) increased from 46.5% in the first quarter of 2000 to 48.6% in the comparable period of 2001 primarily due to higher general and administrative costs associated with the acquisition of GBT. The total operating expenses associated with GBT were approximately $950,000 in the first quarter of 2001.

Salaries and employee benefits, the largest component of non-interest expense, increased $560,000, or 15.2%, in the first quarter of 2001 to $4.3 million. This rise in expenses is due mainly to an increase in the number of employees from the GBT acquisition, staffing a new branch in Derry, New Hampshire and company-wide merit increases awarded in the quarter.

Office occupancy and equipment expenses rose from $850,000 in the first quarter of 2000 to $1.0 million for the three months ended March 31, 2001 due to the addition of Gloucester's two branches and remote ATM's and their related operating costs.

Data processing expenses increased from the first quarter of 2000 to the corresponding quarter in 2001 by 31.3% or $203,000, and totaled $851,000. This was primarily due to an increase in the number of loans and deposits serviced by the Banks as well as increased costs associated with alternative delivery systems such as the internet, debit cards and automated services. As the size and complexity of the Company continues to increase, the information systems needed to support the Company will likely increase.

Professional fees increased $68,000 to $255,000 in the first quarter of 2001 from $187,000 in the first quarter of 2000 due to increased legal expenses and consulting fees.

Marketing expenses increased 8.2% to $264,000 for the first quarter of 2001 compared to 2000's first quarter due to increased advertising for the Banks' deposit products over a larger geographically diverse area.

Amortization of goodwill amounted to $150,000 in the first quarter of 2001 resulting from the acquisition of Gloucester in 2000. This charge to earnings will continue until a proposed accounting change on business combinations is finalized and adopted. The proposal, if adopted in its current version, would result in the cessation of the goodwill amortization. The carrying amount of goodwill would be reduced only if found to be impaired or associated with assets to be sold or otherwise disposed of. Goodwill would also be subject to new impairment test rules. For further information, please refer to the section entitled "Recent Accounting Developments", in this Form 10-Q.

Other operating expenses increased $226,000 or 28.5% from the first quarter of 2000 to $1.0 million in the corresponding quarter in 2001 due to the continued growth of the Company which impacts office supplies, printing expense and other general administrative costs. Gloucester's operations represented $110,000 of the other operating expenses.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $3.0 million for the first quarter of 2001. By comparison, income tax expense for the first quarter of 2000 totaled $2.6 million. The net effective tax rates for the first quarters of 2001 and 2000 were 37.1% and 36.5%, respectively. The higher tax rate in 2001 was partly due to the nondeductability of the goodwill amortization.

FINANCIAL CONDITION

Total assets at March 31, 2001 amounted to $1,799.0 million, for a modest decline of $24.2 million or 1.3% from $1,823.2 million at December 31, 2000. The decrease from December 31, 2000 was mainly attributable to the decline in the investment portfolio resulting from maturities and redemptions of callable securities, which in turn, allowed the company to reduce its borrowed funds.

LOANS. The following table shows the composition of the Company's loan portfolio at March 31, 2001 and December 31, 2000. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                      3/31/01         12/31/00
                                    ----------       -----------
                                          (In thousands)
Real estate loans:
  Residential                       $  817,575       $  811,214
  Commercial                           289,623          284,419
  Construction and land                 84,691           89,922
                                    ----------       ----------
    Total real estate loans          1,191,889        1,185,555
                                    ----------       ----------
Consumer loans                          88,406           87,322
                                    ----------       ----------
Commercial loans:
  Commercial and lease loans            48,752           47,828
  Lease financing                       33,874           35,476
                                    ----------       ----------
   Total commercial loans               82,626           83,304
                                    ----------       ----------
    Total loans                     $1,362,921       $1,356,181
                                    ==========       ==========

Total loans increased $6.7 million to $1,362.9 million at March 31, 2001. The modest loan growth experienced by the Company in the first three months of 2001 does not fully reflect the higher level of originations since the refinance volume was also high for the first quarter.

Originations of all loan types are sensitive to a variety of factors including, without limitation, the interest rate environment, the capacity for borrowing, real estate values, current and anticipated economic conditions, and the competitive landscape. Due to the favorable interest rate environment in the first three months of 2001, residential loan originations totaled $46.1 million. Conversely in 2000, residential loan originations totaled only $21.1 million due to the higher interest rate environment experienced during the first quarter of 2000. Residential loan balances increased only $6.4 million during the first three months of 2001 primarily due to securitization and sale of 15 year and 30 year fixed rate loans; regular amortization and loan prepayments.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans and leases, totaled $456.9 million at March 31, 2001 versus $457.6 million at December 31, 2000. The balance of the corporate loan portfolio reflects the Company's efforts with respect to originations in this type of loan. However, the level of the corporate loan originations is impacted more by the current real estate values, current and anticipated economic conditions and a customer's capacity for borrowing than the Company's desire to grow this portfolio. Corporate loan originations totaled $30.2 million and $39.6 million, respectively, for the three months ended March 31, 2001 and 2000. The reduction over the prior year is primarily due to reduced demand. The loan balances outstanding do not reflect the full impact of the total originations due to loan prepayments and certain amounts that remain unadvanced as of March 31, 2001.

Consumer loan balances remained relatively stable at $88.4 million and $87.3 million at March 31, 2001 and 2000, respectively. Strong levels of second mortgage loan activity accounted for the modest growth in the first quarter of 2001.

RISK ELEMENTS. The following table shows the composition of non-performing assets at March 31, 2001 and December 31, 2000:

                                                 3/31/01          12/31/00
                                                 -------          --------
                                                   (Dollars in thousands)

Nonaccruing loans                                $2,007           $ 1,676
Other real estate owned                              30                30
                                                 ------            ------
    Total non-performing assets                  $2,037            $1,706
                                                 ======            ======
Total non-performing assets as a
 percentage of total assets                        0.11%             0.09%

At March 31, 2001, total impaired loans were $3.8 million. These loans did not require a related allowance at March 31, 2001. All of the $3.8 million in impaired loans have been measured using the fair value of the collateral method. During the three months ended March 31, 2001, the average recorded value of impaired loans was $2.7 million.

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

The following table shows the composition of nonaccruing loans at March 31, 2001 and December 31, 2000:

                                           3/31/01        12/31/00
                                           -------        -------
                                           (Dollars in thousands)

Residential real estate                    $   510        $   342
Commercial real estate                       1,019            799
Construction and land                         --             --
Commercial and lease loans                     361            382
Lease financing                                 64            100
Consumer                                        53             53
                                           -------        -------
  Total nonaccrual loans outstanding       $ 2,007        $ 1,676
                                           =======        =======

Allowance for loan losses                  $15,080        $14,640
                                           =======        =======
Allowance for loan losses as a
 percentage of total loans                     1.1%           1.1%

RESTRUCTURED LOANS. A restructured loan is a loan in which management has modified the terms to provide a temporary reduction in the rate of interest below the prevailing market interest rates at the time of modification and, in most instances, an extension of payments of principal or interest or both due to the deterioration in the financial position of the borrower. Restructured loans are not returned to performing status until the obligation has performed for a reasonable period of time, its ultimate collectibility is no longer in doubt and is at a market rate of interest. Restructured loans totaled $2.4 million at March 31, 2001. There were no restructured loans at December 31, 2000.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the three months ended March 31, 2001 and 2000:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                            -------------------------
                                              2001             2000
                                            --------         --------
                                              (Dollars in thousands)

Balance at beginning of period              $ 14,640         $ 11,384
Provision for loan losses                        275              200

Charge-offs:
 Residential real estate                        --               --
 Commercial real estate                         --               --
 Construction and land                          --               --
 Commercial and lease loans                       (9)             (75)
 Lease financings                               --               (166)
 Consumer                                         (1)              (1)
                                            --------         --------
  Total charge-offs                              (10)            (242)
                                            --------         --------
Recoveries:
 Residential real estate                           6                4
 Commercial real estate                          118               34
 Construction and land                          --               --
 Commercial and lease loans                       49               19
 Lease financings                                  1             --
 Consumer                                          1                4
                                            --------         --------
  Total recoveries                               175               61
                                            --------         --------
Net (charge-offs) recoveries                     165             (181)
                                            --------         --------
Balance at end of period                    $ 15,080         $ 11,403
                                            ========         ========
Ratio of annualized net (charge-offs)
  recoveries to average
  loans outstanding                             0.05%           (0.06)%

Management analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Results of Operations - Provision for Loan Losses".

INVESTMENTS. At March 31, 2001, the Company's total investment portfolio amounted to $332.3 million, a decrease of $34.7 million from December 31, 2000. The decrease in the first three months of 2001 was due to a reduction in the balances held in federal funds, maturities and redemptions of investments both held for and available for sale totaling $18.8 million as well as a sale of an investment available for sale in the amount of $4.1 million.

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

The following table presents the composition and carrying values of the investment portfolio at March 31, 2001 and December 31, 2000:

                                                        3/31/01        12/31/00
                                                        --------       --------
                                                            (In thousands)

SHORT-TERM INVESTMENTS                                  $ 19,000       $ 29,300
                                                        ========       ========
INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
Common stocks                                           $  3,780       $  3,494
                                                        --------       --------
U.S. government and federal agency obligations            65,691         73,691
Other bonds and obligations                              142,337        140,457
                                                        --------       --------
   Total bonds and obligations                           208,028        214,148
                                                        --------       --------

GNMA mortgage-backed securities                           28,689         29,387
FHLMC participation certificates                          17,712         18,366
FNMA pass-through certificates                            11,838         11,986
Collateralized mortgage obligations                        7,378         11,774
                                                        --------       --------
   Total mortgage-backed securities                       65,617         71,513
                                                        --------       --------
    Total investments available for sale                $277,425       $289,155
                                                        ========       ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations          $   --         $  8,500
Other bonds and obligations                                1,003          1,005
                                                        --------       --------
   Total bonds and obligations                             1,003          9,505
                                                        --------       --------

FNMA pass-through certificates                            15,079         17,917
FHLMC participation certificates                          11,419         12,207
GNMA mortgage-backed securities                            1,410          1,573
Collateralized mortgage obligations                        6,655          7,042
Other asset-backed securities                                275            289
                                                        --------       --------
   Total mortgage-backed securities                       34,838         39,028
                                                        --------       --------
    Total investments held to maturity                  $ 35,841       $ 48,533
                                                        ========       ========

   Total investments                                    $332,266       $366,988
                                                        ========       ========


The following table shows the gross unrealized gains and losses by major categories of securities as of March 31, 2001:

                                                        Unrealized    Unrealized
                                                          Gains         Losses
                                                        ---------     ----------
                                                             (In thousands)
INVESTMENTS AVAILABLE FOR SALE:
Common stocks                                            $ 1,150       $  --
U.S. government and federal agency obligations             2,590           (33)
Other bonds and obligations                                4,728          (115)
Mortgage-backed securities                                 1,887           (72)
                                                         -------       -------
    Total investments available for sale                 $10,355       $  (220)
                                                         =======       =======
INVESTMENTS HELD TO MATURITY:

Other bonds and obligations                              $    20       $  --
Mortgage-backed securities                                   722           (10)
                                                         -------       -------
    Total investments held to maturity                   $   742       $   (10)
                                                         =======       =======
    Total unrealized gains and losses                    $11,097       $  (230)
                                                         =======       =======

At March 31, 2001, the Company's net unrealized gain on investments available for sale amounted to $10.1 million, a fair value rise of $4.9 million from a $5.3 million net unrealized gain at December 31, 2000. At March 31, 2001, the Company's net unrealized gain on investments held to maturity totaled $732,000, for a fair value rise of $251,000 from a $481,000 net unrealized gain at December 31, 2000. The changes in the net unrealized gain on the total investment portfolio from year-end 2000 were primarily due to a decline in market interest rates during the first three months of 2001.

DEPOSITS AND BORROWED FUNDS. Total deposits increased $33.1 million to $1,254.3 million at March 31, 2001 from $1,221.2 million at December 31, 2000. Aided by the disruption caused by large bank acquisitions and divestitures, the Company has been successful in attracting new deposit relationships. Included in the certificates of deposit shown below were $45.0 million of brokered certificates of deposit at both March 31, 2001 and December 31, 2000.

The following table shows the composition of the Company's deposits at March 31, 2001 and December 31, 2000:

                                         3/31/01            12/31/00
                                       -----------        -----------
                                                (In thousands)

Demand deposit accounts                $  147,556         $  145,660
NOW accounts                              163,994            151,168
Money market accounts                     110,924            107,814
Savings accounts                          261,272            246,812
Certificates of deposit                   570,576            569,735
                                       ----------         ----------
     Total deposits                    $1,254,322         $1,221,189
                                       ==========         ==========

During the first three months of 2001, the Company decreased its borrowed funds position. Federal Home Loan Bank advances decreased $66.5 million from December 31, 2000 to $350.8 million at March 31, 2001. Other borrowings decreased $1.7 million to $17.2 million at March 31, 2001. This net decline of $68.2 million was partially offset by the growth in total deposits reflected above. The change in the liability mix was a significant factor in the increased net interest margin for the first quarter of 2001.

The following table shows the composition of the Company's borrowed funds at March 31, 2001 and December 31, 2000:

                                        3/31/01         12/31/00
                                        -------         --------
                                            (In thousands)

Cash management accounts               $ 17,203         $ 17,460
Federal funds purchased                       2            1,481
FHLB advances                           350,755          417,277
                                       --------         --------
                                       $367,960         $436,218
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

The Company's primary source of funds is dividends from its bank subsidiaries. The Banks paid no dividends to the Company in the first three months of 2001. The Company made payments of dividends to stockholders in the amount of $1.8 million in the first three months of 2001. In April, 2001, the Company declared a dividend in the amount of $1.8 million, payable in the second quarter of 2001.

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

Cash flows provided by operations decreased $1.8 million to $2.9 million in the first three months of 2001, as compared to cash flows provided of $4.7 million in the corresponding period of 2000 primarily due to an increase in assets held for sale. Cash flows provided by investing activities increased by $77.5 million to $22.7 million for the three months ended March 31, 2001, as compared to cash flows used of $54.8 million during the equivalent period last year. This increase was mainly attributable to a decrease in purchases of investments available for sale and maturities and redemptions of investments both held for and available for sale, as well as, a higher level of purchases of whole loans. Cash flows provided by financing activities decreased $97.8 million for the three months ended March 31, 2001 to cash flows used of $36.6 million. This compares to cash flows provided of $61.2 million in the equivalent period in 2000. The financing activity decline was primarily due to a reduction in FHLB advances combined with a smaller decrease in other borrowings.

During the first quarter of 2000, the Company repurchased 177,900 common shares in connection with its previously announced stock repurchase plan at a cost of $4.7 million. No shares were repurchased during the first quarter of 2001. Approximately 146,000 shares remain eligible for repurchase under the 5% program limitation.

At March 31, 2001, the Company had home equity, reserve credit and commercial unadvanced lines of credit totaling $136.1 million. Outstanding commitments to originate loans totaled $70.6 million. Unadvanced portions of construction and land loans amounted to $39.0 million. Standby letters of credit were $3.4 million. Loans sold with recourse totaled $789,000. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current regulatory and risk-based capital requirements as of March 31, 2001:


                              Regulatory   Andover     Andover   Gloucester Bank
                               Minimum   Bancorp, Inc.  Bank     & Trust Company
                              ---------- ------------- -------   ---------------

Tier 1 Leverage Capital Ratio   4.00%       8.20%        7.77%       7.94%
Risk Based Capital Ratio:
     Tier 1                     4.00       12.10        11.60       10.34
     Total                      8.00       13.36        12.79       11.59

As of March 31, 2001, the most recent notification from the FDIC categorized the Banks as well capitalized under the prompt corrective action provisions. Therefore, the Banks are entitled to pay the lowest deposit premium possible.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The Banks' primary source of revenue is net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company seeks to manage its exposure to interest rate risk or market risk, through active monitoring and management of its interest rate risk exposure, which is inherent in its lending and deposit taking activities. The policies and procedures for managing both on and off balance sheet activities are established by Andover's Asset/Liability Management Committee (ALCO), who reports its findings to the Board of Directors on a quarterly basis.

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

For further information regarding quantitative and qualitative disclosures about market risk, please refer to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000 (the "2000 Annual Report"). There have been no material changes in the quantitative disclosures about market risk from those presented in the Company's 2000 Annual Report.

RECENT ACCOUNTING DEVELOPMENTS. The Financial Accounting Standards Board ("FASB") has issued a revised exposure draft, "Business Combinations and Intangible Assets - Accounting for Goodwill", which, if adopted, would establish new accounting standards for goodwill acquired in a business combination. Amortization of goodwill would not be allowed in any circumstance. The carrying amount of goodwill would be reduced only if found to be impaired or associated with assets to be sold or otherwise disposed of. Goodwill would also be subject to new impairment test rules. An impairment loss would be recognized if the implied fair value of the goodwill was deemed to be less than its carrying amount. This proposed statement is expected to be effective for the first fiscal quarter following its final issuance. Earlier application would not be permitted, nor would retroactive application to financial statements of prior periods.

                           PART II - OTHER INFORMATION

                                                                        PAGE NO.
                                                                        --------

ITEM 1   Legal Proceedings
             Not Applicable                                                --

ITEM 2   Changes in Securities and Use of Proceeds
             Not Applicable                                                --

ITEM 3   Defaults Upon Senior Securities
             Not Applicable                                                --

ITEM 4   Submission of Matters to a Vote of Security Holders

             The 2001 Annual Meeting of Shareholders of the Andover Bancorp, Inc. was held on April 26, 2001. Three nominees of the Board of Directors of the registrant were re-elected, each for a three-year term. In addition, the following individuals continued to remain members of the Board of Directors following the meeting: John P. Bachini, Thomas F. Caffrey, Clifford E. Elias, Frank D. Goldstein, Cornelius J. McCarthy, Gerald T. Mulligan, and Fred P. Shaheen. Other matters voted on at the meeting included approval of the Andover Bancorp, Inc. 2001 Stock Incentive Plan and ratification of the appointment of KPMG LLP as Andover's independent auditors. Votes were cast as follows:

         I.    Election of three Class II Directors

                       NOMINEE               FOR           WITHHELD
                       -------               ---           --------
                 Paul J. Donahue, Sr.      5,507,661        47,104
                 Naomi A. Gardner          5,506,308        48,457
                 Irving E. Rogers, III     5,501,435        53,330         --

         II.   Approval of The Andover Bancorp, Inc. 2001 Stock Incentive
               Plan.

                    FOR       AGAINST   ABSTAIN   BROKER NON-VOTE          --
                    ---       -------   -------   ---------------
                 5,197,690    324,000   33,074           1

         III.  Ratification of KPMG LLP as Independent Auditors

                    FOR       AGAINST   ABSTAIN
                    ---       -------   -------
                 5,509,383     24,304   21,078                             --

ITEM 5   Other Information
             None                                                          --

ITEM 6   Exhibits and Reports on Form 8-K
         (a) Exhibits
             Exhibit Index                                                 19

         (b) Reports on Form 8-K
             None                                                          --

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ANDOVER BANCORP, INC.

May 7, 2001                            /s/ Gerald T. Mulligan
                                       -----------------------------------------
                                       Gerald T. Mulligan
                                       President and
                                       Chief Executive Officer

May 7, 2001                            /s/ Joseph F. Casey
                                       -----------------------------------------
                                       Joseph F. Casey
                                       Chief Financial Officer
                                       and Treasurer

                              EXHIBITS TO FORM 10-Q
                              ANDOVER BANCORP, INC.
                              ---------------------

                                  EXHIBIT INDEX

                                                                  Form
                                                                  10-Q
EXHIBIT NO.    DESCRIPTION OF EXHIBIT                            PAGE NO.
-----------    ----------------------                            --------

3(ii).1        Amendment dated January 26, 1999
               to By-laws of the Company                            20

3(ii).2        By-laws of the Company, as amended
               January 26, 1999                                     22