Form 10-Q
period 2001-06-30
ANDOVER BANCORP INC
filed 2001-08-10
CIK 810589

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       -----------------------------------


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2001 or
                               -------------

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

                 Class: Common Stock, par value $0.10 per share
               Outstanding as of August 8, 2001: 6,782,058 shares

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
            Financial Condition and Results of Operations
            For the Three Months Ended June 30, 2001
            For the Six Months Ended June 30, 2001

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

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                         JUNE 30, 2001    DECEMBER 31, 2000
                                                         -------------    -----------------
                                                                 (In thousands)
                                   ASSETS
Cash and due from banks                                   $    52,953       $    40,256
Short-term investments                                          3,400            29,300
                                                          -----------       -----------
  Cash and cash equivalents                                    56,353            69,556
                                                          -----------       -----------
Assets held for sale, at lower of
  cost or market                                               27,008             5,037
Investments available for sale (amortized
   cost $263,189 in 2001 and $283,902
   in 2000)                                                   272,591           289,155
Investments held to maturity (market value
   $33,321 in 2001 and $49,014 in 2000)                        32,754            48,533
Loans                                                       1,339,443         1,356,181
Allowance for loan losses                                     (15,310)          (14,640)
                                                          -----------       -----------
  Net loans                                                 1,324,133         1,341,541
                                                          -----------       -----------
Mortgage servicing assets, net                                  8,948             9,842
Premises and equipment, net                                    12,859            13,422
Accrued interest receivable                                    10,664            11,366
Stock in FHLBB, at cost                                        23,366            23,366
Net deferred income taxes receivable                               --               318
Goodwill, net of amortization                                   8,443             8,743
Other assets                                                    1,878             2,354
                                                          -----------       -----------
      Total assets                                        $ 1,778,997       $ 1,823,233
                                                          ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                $ 1,254,875       $ 1,221,189
  Other borrowings                                             18,236            18,941
  Federal Home Loan Bank advances                             330,700           417,277
  Mortgagors' escrow accounts                                   3,294             3,634
  Current income taxes payable                                  1,270                --
  Accrued expenses and other liabilities                        7,308             8,571
                                                          -----------       -----------
      Total liabilities                                     1,615,683         1,669,612
                                                          -----------       -----------

Stockholders' equity:
  Serial preferred stock, $0.10 par value per share;
   3,000,000 shares authorized, none issued                                          --
  Common stock, $0.10 par value per share;
   15,000,000 shares authorized; 6,837,133
   shares issued in 2001 and 2000;  shares
   outstanding 6,707,994 and 6,669,180 in 2001
   and 2000, respectively                                         684               684
  Additional paid-in capital                                   68,106            68,615
  Retained earnings                                            92,207            85,646
  Treasury stock (129,139 and 167,953 shares in 2001
   and 2000, respectively, at cost)                            (3,425)           (4,454)
  Accumulated other comprehensive income                        5,742             3,130
                                                          -----------       -----------
       Total stockholders' equity                             163,314           153,621
                                                          -----------       -----------
       Total liabilities and stockholders' equity         $ 1,778,997       $ 1,823,233
                                                          ===========       ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     --------------------------------------
                                   (Unaudited)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                               --------                       --------
                                                        2001            2000            2001             2000
                                                    -----------     -----------     -----------      -----------
                                                              (In thousands, except per share amounts)
Interest and dividend income:
  Loans                                             $    26,172     $    22,428     $    52,815      $    43,730
  Investment securities                                   3,788           3,639           7,773            6,919
  Mortgage-backed securities                              1,790           2,258           3,656            4,440
  Short-term investments                                    164              63             234               74
                                                    -----------     -----------     -----------      -----------
    Total interest and dividend income                   31,914          28,388          64,478           55,163
                                                    -----------     -----------     -----------      -----------

Interest expense:
  Deposits                                               11,146           9,052          22,673           17,715
  Federal Home Loan Bank advances                         4,727           4,590          10,192            8,946
  Other borrowings                                          194           2,009             678            3,259
                                                    -----------     -----------     -----------      -----------
    Total interest expense                               16,067          15,651          33,543           29,920
                                                    -----------     -----------     -----------      -----------
    Net interest and dividend income                     15,847          12,737          30,935           25,243

Provision for loan losses                                   275             400             550              600
                                                    -----------     -----------     -----------      -----------
    Net interest and dividend income
      after provision for loan
      losses                                             15,572          12,337          30,385           24,643
                                                    -----------     -----------     -----------      -----------

Non-interest income (loss):
  Net gains from sales of assets held
    for sale and investments available for sale             214              17             387               24
  Mortgage banking income (loss), net                        65             418             (47)             842
  Other income                                            1,353             962           2,500            1,820
                                                    -----------     -----------     -----------      -----------
    Total non-interest income                             1,632           1,397           2,840            2,686
                                                    -----------     -----------     -----------      -----------

Non-interest expense:
  Salaries and employee benefits                          4,063           3,275           8,319            6,971
  Office occupancy and equipment                            953             810           1,992            1,660
  Data processing                                           942             687           1,793            1,335
  Professional fees                                         283             322             538              509
  Marketing                                                 194             280             458              524
  Mortgage banking expense                                   57              25              98               48
  Merger expense                                          1,052              --           1,052               --
  Amortization of goodwill                                  150              --             300               --
  Other operating expense                                 1,172             801           2,151            1,572
                                                    -----------     -----------     -----------      -----------
    Total non-interest expense                            8,866           6,200          16,701           12,619
                                                    -----------     -----------     -----------      -----------

    Income before income tax expense                      8,338           7,534          16,524           14,710

Income tax expense                                        3,310           2,751           6,351            5,371
                                                    -----------     -----------     -----------      -----------

      Net income                                    $     5,028     $     4,783     $    10,173      $     9,339
                                                    ===========     ===========     ===========      ===========

Basic earnings per share                            $      0.75     $      0.75     $      1.51      $      1.46
                                                    ===========     ===========     ===========      ===========

Diluted earnings per share                          $      0.73     $      0.73     $      1.47      $      1.42
                                                    ===========     ===========     ===========      ===========

Weighted average shares outstanding - basic           6,706,904       6,356,172       6,721,703        6,395,264
Dilutive impact of stock options                        218,946         171,822         205,295          168,156
                                                    -----------     -----------     -----------      -----------
Weighted average shares outstanding - diluted         6,925,850       6,527,994       6,926,998        6,563,420
                                                    ===========     ===========     ===========      ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         ---------------------------------------------------------------
         Year Ended December 31, 2000 and Six Months Ended June 30, 2001
                                   (Unaudited)


                                                                                                     ACCUMULATED       TOTAL
                                                          ADDITIONAL                                   OTHER           STOCK-
                                             COMMON        PAID-IN       RETAINED       TREASURY     COMPREHENSIVE     HOLDERS'
                                             STOCK         CAPITAL       EARNINGS         STOCK      INCOME (LOSS)      EQUITY
                                            ---------     ----------     ---------      ---------    -------------    ---------
                                                                              (In thousands)
Balance at December 31, 1999                $     653     $  60,745      $  71,924      $      --      $  (3,059)     $ 130,263

Comprehensive income:
  Net income                                       --            --         20,182             --             --         20,182
  Other comprehensive income (loss):
  Unrealized holding gains arising
    during the period, net of taxes
    of $3,758                                      --            --             --             --          5,734          5,734
  Realized losses included in net
    income, net of tax benefit of $268             --            --             --             --            455            455
                                                                                                                      ---------
    Total comprehensive income                                                                                           26,371
  Dividends declared and
    paid ($0.99 per share)                         --            --         (6,460)            --             --         (6,460)
  Purchase of treasury stock                       --            --             --         (4,718)            --         (4,718)
  Stock options exercised                           1            (7)            --            264             --            258
  Stock issued for acquired institution            30         7,877             --             --             --          7,907
                                            ---------     ---------      ---------      ---------      ---------      ---------
Balance at December 31, 2000                      684        68,615         85,646         (4,454)         3,130        153,621

Comprehensive income:
  Net income                                       --            --         10,173             --             --         10,173
  Other comprehensive income:
  Unrealized holding gains arising
    during the period, net of taxes
    of $1,612                                      --            --             --             --          2,719          2,719
  Realized gains included in net
    income, net of taxes of $75                    --            --             --             --           (107)          (107)
                                                                                                                      ---------
    Total comprehensive income                                                                                           12,785
  Dividends declared and
    paid ($0.54 per share)                         --            --         (3,612)            --             --         (3,612)
  Stock options exercised                          --          (509)            --          1,029             --            520
                                            ---------     ---------      ---------      ---------      ---------      ---------
Balance at June 30, 2001                    $     684     $  68,106      $  92,207      $  (3,425)     $   5,742      $ 163,314
                                            =========     =========      =========      =========      =========      =========


   The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------
                                   (Unaudited)

                                                                         SIX MONTHS ENDED,
                                                                              JUNE 30,
                                                                      ------------------------
                                                                        2001           2000
                                                                      ---------      ---------
                                                                           (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $  10,173      $   9,339
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                               550            600
    Net gains on sales of other real estate owned                            --            (14)
    Net (gains) losses from sales of investments available
      for sale                                                             (182)             5
    Net gains from sales of assets held for sale                           (205)           (29)
    Net losses from sales of premises and equipment                          79             --
    Depreciation and amortization                                           904            741
    Amortization of fees, discounts and premiums, net                      (411)           116
    Deferred income taxes receivable                                      2,492            669
    Amortization of goodwill                                                300             --
    (Increase) decrease in:
      Assets held for sale                                              (21,766)        (1,868)
      Accrued interest receivable                                           702         (1,504)
      Mortgage servicing assets                                           1,550            754
      Other assets                                                          425         (8,713)
    Increase (decrease) in:
      Mortgagors' escrow accounts                                          (340)          (484)
      Accrued income taxes payable                                       (2,390)           333
      Accrued expenses and other liabilities                             (1,263)          (930)
                                                                      ---------      ---------
        Net cash used by operating activities                            (9,382)          (985)
                                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment and mortgage-backed securities available for sale:
      Purchases                                                         (10,213)       (55,241)
      Proceeds from sales                                                 7,683          7,507
      Proceeds from maturities and redemptions                           17,300          2,125
      Principal repayments                                                6,223          4,509
    Investment and mortgage-backed securities held to maturity:
      Proceeds from maturities and redemptions                            8,500          1,500
      Principal repayments                                                7,254          6,711
    Net change in FHLB stock                                                 --         (3,843)
    Purchases of whole loans                                            (24,357)       (21,079)
    Purchased and capitalized mortgage servicing assets                    (656)          (611)
    Net (increase) decrease in loans                                     41,553        (65,251)
    Premises and equipment (additions) dispositions, net                   (420)        (1,052)
    Proceeds from sales of other real estate owned                           --            111
                                                                      ---------      ---------
      Net cash provided (used) by investing activities                   52,867       (124,614)
                                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                             33,686        103,436
    Net (decrease) increase in other borrowings                            (705)         1,126
    Proceeds from issuance of FHLB advances                              85,000        870,000
    Principal repayments of FHLB advances                              (171,577)      (828,505)
    Treasury stock purchased                                                 --         (4,718)
    Dividends paid                                                       (3,612)        (3,072)
    Stock options exercised                                                 520             --
                                                                      ---------      ---------
      Net cash (used) provided by financing activities                  (56,688)       138,267
                                                                      ---------      ---------

Net (decrease) increase in cash and cash equivalents                    (13,203)        12,668
Cash and cash equivalents, at beginning of period                        69,556         28,513
                                                                      ---------      ---------
Cash and cash equivalents, at end of period                           $  56,353      $  41,181
                                                                      =========      =========

Statement continued on next page.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                -------------------------------------------------
                                   (Unaudited)

                                                                       SIX MONTHS ENDED,
                                                                            JUNE 30,
                                                                      -------------------
                                                                        2001        2000
                                                                      --------    -------
                                                                          (In thousands)

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                          $34,916     $30,234
    Income taxes                                                        6,249       4,368

Supplemental noncash investing and financing activities:
    Conversion of real estate loans to mortgage-backed securities
      held for sale or investments available for sale                  22,205       4,017
    Transfer of loans to other real estate owned                           --         200


   The accompanying notes are an integral part of the consolidated financial statements.

                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------

1)   BASIS OF PRESENTATION

     Andover Bancorp, Inc.(the "Company" or "Andover") is the multi-bank holding company parent of Andover Bank (the "Bank") and Gloucester Bank & Trust Company ("Gloucester" or "GBT"). The unaudited consolidated financial statements of Andover Bancorp, Inc. and its subsidiaries presented herein, should be read in conjunction with the consolidated financial statements of the Company as of and for the year ended December 31, 2000. Andover Bank is a state-chartered savings bank with its headquarters located in Andover, Massachusetts. Gloucester Bank & Trust Company is a Massachusetts-chartered trust company with two banking offices located in Gloucester, Massachusetts. In the opinion of management, the unaudited consolidated financial statements presented herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2)   MERGER AGREEMENT

     On June 11, 2001, Andover and Banknorth Group, Inc. ("Banknorth") announced that they had entered into an Agreement and Plan of Merger pursuant to which Andover will be merged with and into Banknorth. Under its terms, Andover shareholders will receive 2.27 shares of Banknorth stock for each share of Andover stock in a fixed stock exchange (with certain exceptions) plus cash in lieu of any fractional shares. The transaction is expected to close by year end, subject to Andover shareholder and regulatory approvals. Resulting from this pending merger, Andover has incurred merger costs of $1.1 million pre-tax through June 30, 2001. Operating data before merger expenses follow:

                                              Three Months          Six Months
                                          Ended June 30, 2001   Ended June 30, 2001
                                          -------------------   -------------------

     Net income as reported                     $5,028               $10,173
     Merger expense, net of tax                    947                   947
                                                ------               -------
     Operating earnings                         $5,975               $11,120
                                                ======               =======

     Operating earnings per diluted share       $ 0.86               $  1.61
     Operating return on average assets           1.34%                 1.26%
     Operating return on average equity          14.97                 14.22
     Operating efficiency ratio                  45.24                 46.86


                     ANDOVER BANCORP, INC. AND SUBSIDIARIES
                     ANALYSIS OF NET YIELD ON EARNING ASSETS
                     ---------------------------------------
                                   (Unaudited)

                                                                      THREE MONTHS ENDED JUNE 30,
                                                              2001                                   2000
                                          -----------------------------------------   -----------------------------------
                                                            INTEREST        AVERAGE                  INTEREST      AVERAGE
                                            AVERAGE         EARNED/         YIELD/      AVERAGE      EARNED/       YIELD/
                                            BALANCE          PAID           RATE(4)     BALANCE       PAID         RATE(4)
                                          -----------     -----------       -------   -----------    --------      -------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Short-term investments                  $    14,253     $       164         4.62%   $     4,199    $    63       6.03%
  Investment securities (1)(2)                227,992           3,788         6.66        214,981      3,639       6.81
  Mortgage-backed securities (1)              101,556           1,790         7.07        131,095      2,258       6.93
                                          -----------     -----------                 -----------    -------
    Total investments                         343,801           5,742         6.70        350,275      5,960       6.84
                                          -----------     -----------                 -----------    -------
  Residential loans                           823,336          14,204         6.92        756,094     13,017       6.92
  Commercial real estate loans                292,132           6,451         8.86        214,525      4,736       8.88
  Construction and land loans                  83,761           1,998         9.57         80,989      1,995       9.91
                                          -----------     -----------                 -----------    -------
    Total real estate loans (1)(3)          1,199,229          22,653         7.58      1,051,608     19,748       7.55
                                          -----------     -----------                 -----------    -------
  Consumer loans (3)                           88,977           1,716         7.74         66,387      1,420       8.60
                                          -----------     -----------                 -----------    -------
  Commercial and lease loans                   51,074           1,094         8.59         30,561        707       9.30
  Lease financing                              32,994             709         8.62         30,261        553       7.35
                                          -----------     -----------                 -----------    -------
    Total commercial loans (3)                 84,068           1,803         8.60         60,822      1,260       8.33
                                          -----------     -----------                 -----------    -------
    Total loans                             1,372,274          26,172         7.65      1,178,817     22,428       7.65
                                          -----------     -----------                 -----------    -------
    Total interest-earning assets           1,716,075          31,914         7.46%     1,529,092     28,388       7.47%
                                                          -----------                                -------

Allowance for loan losses                     (15,228)                                    (11,539)
Other assets                                   85,781                                      61,623
                                          -----------                                 -----------
    Total assets                          $ 1,786,628                                 $ 1,579,176
                                          ===========                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                            $   161,315     $       480         1.19%   $   105,933    $   232       0.88%
  Money market deposit accounts               110,272             802         2.92         92,080        665       2.90
  Savings accounts                            262,719           2,083         3.18        212,730      1,764       3.34
  Certificates of deposit                     566,687           7,781         5.51        488,632      6,391       5.26
                                          -----------     -----------                 -----------    -------
    Total interest-bearing deposits         1,100,993          11,146         4.06        899,375      9,052       4.05
                                          -----------     -----------                 -----------    -------

Borrowed funds:
  Other borrowings                             17,618             194         4.42        130,087      2,009       6.21
  Federal Home Loan Bank advances             336,814           4,727         5.63        308,380      4,590       5.99
                                          -----------     -----------                 -----------    -------
    Total borrowed funds                      354,432           4,921         5.57        438,467      6,599       6.05
                                          -----------     -----------                 -----------    -------
    Total interest-bearing liabilities      1,455,425          16,067         4.43%     1,337,842     15,651       4.71%
                                                          -----------                                -------

Demand deposits                               153,498                                      99,910
Other liabilities                              17,660                                       9,621
                                          -----------                                 -----------
    Total liabilities                       1,626,583                                   1,447,373
Stockholders' equity                          160,045                                     131,803
                                          -----------                                 -----------
    Total liabilities and stock-
      holders' equity                     $ 1,786,628                                 $ 1,579,176
                                          ===========                                 ===========

Net interest income                                       $    15,847                                $12,737
                                                          ===========                                =======
Interest rate spread                                                          3.03%                                2.76%
                                                                              ====                                 ====
Net yield on earning assets                                                   3.70%                                3.35%
                                                                              ====                                 ====


                                                                        SIX MONTHS ENDED JUNE 30,
                                                              2001                                   2000
                                          -----------------------------------------   -----------------------------------
                                                            INTEREST        AVERAGE                  INTEREST      AVERAGE
                                            AVERAGE         EARNED/         YIELD/      AVERAGE       EARNED/      YIELD/
                                            BALANCE          PAID           RATE(4)     BALANCE        PAID        RATE(4)
                                          -----------       --------        -------    ----------    --------      -------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Short-term investments                   $    9,566       $   234           4.93%    $    2,491    $    74       5.97%
  Investment securities (1)(2)                232,286         7,773           6.75        206,872      6,919       6.73
  Mortgage-backed securities (1)              103,837         3,656           7.10        129,325      4,440       6.90
                                           ----------       -------                    ----------    -------
    Total investments                         345,689        11,663           6.80        338,688     11,433       6.79
                                           ----------       -------                    ----------    -------
  Residential loans                           822,971        28,639           6.96        751,797     25,844       6.91
  Commercial real estate loans                289,008        12,799           8.93        211,143      9,249       8.81
  Construction and land loans                  87,560         4,300           9.90         73,036      3,547       9.77
                                           ----------       -------                    ----------    -------
    Total real estate loans (1)(3)          1,199,539        45,738           7.69      1,035,976     38,640       7.50
                                           ----------       -------                    ----------    -------
  Consumer loans (3)                           88,131         3,559           8.14         64,533      2,705       8.43
                                           ----------       -------                    ----------    -------
  Commercial and lease loans                   49,266         2,174           8.90         28,302      1,289       9.16
  Lease financing                              33,837         1,344           8.01         30,129      1,096       7.32
                                           ----------       -------                    ----------    -------
    Total commercial loans (3)                 83,103         3,518           8.54         58,431      2,385       8.21
                                           ----------       -------                    ----------    -------
    Total loans                             1,370,773        52,815           7.77      1,158,940     43,730       7.59
                                           ----------       -------                    ----------    -------
    Total interest-earning assets           1,716,462        64,478           7.58%     1,497,628     55,163       7.41%
                                                            -------                                  -------

Allowance for loan losses                     (15,045)                                    (11,469)
Other assets                                   84,209                                      58,998
                                           ----------                                  ----------
    Total assets                           $1,785,626                                  $1,545,157
                                           ==========                                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
  NOW accounts                             $  152,429       $   949           1.26%    $  101,052    $   428       0.85%
  Money market deposit accounts               108,674         1,609           2.99         94,459      1,345       2.86
  Savings accounts                            257,086         4,279           3.36        213,105      3,511       3.31
  Certificates of deposit                     567,432        15,836           5.63        484,414     12,431       5.16
                                           ----------       -------                    ----------    -------
    Total interest-bearing deposits         1,085,621        22,673           4.21        893,030     17,715       3.99
                                           ----------       -------                    ----------    -------

Borrowed funds:
  Other borrowings                             28,075           678           4.87        109,190      3,259       6.00
  Federal Home Loan Bank advances             350,995        10,192           5.86        308,748      8,946       5.83
                                           ----------       -------                    ----------    -------
    Total borrowed funds                      379,070        10,870           5.78        417,938     12,205       5.87
                                           ----------       -------                    ----------    -------
    Total interest-bearing liabilities      1,464,691        33,543           4.62%     1,310,968     29,920       4.59%
                                                            -------                                  -------

Demand deposits                               145,872                                      93,418
Other liabilities                              17,348                                       9,428
                                           ----------                                  ----------
    Total liabilities                       1,627,911                                   1,413,814
Stockholders' equity                          157,715                                     131,343
                                           ----------                                  ----------
    Total liabilities and stock-
      holders' equity                      $1,785,626                                  $1,545,157
                                           ==========                                  ==========

Net interest income                                         $30,935                                  $25,243
                                                            =======                                  =======
Interest rate spread                                                          2.96%                                2.82%
                                                                              ====                                 ====
Net yield on earning assets                                                   3.63%                                3.39%
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

(4) The "Average Yield/Rate" calculation is based on an annualized basis reflecting 91 days in the second quarter of both years and 181 days in the year-to-date period of 2001 versus 182 days in the year to date period of 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                    ----------------------------------------

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS. The following important factors, among others, could cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by forward-looking statements made in this quarterly report on Form 10-Q or presented elsewhere by management from time to time, including future SEC filings. Defined terms used elsewhere in this quarterly report have the same meanings herein as therein. A number of uncertainties exist that could affect the Company's future operating results, performance or achievements including, without limitation, the Banks' continued ability to originate quality loans, fluctuation of interest rates, real estate market conditions in the Banks' lending areas, general and local economic conditions, the Banks' continued ability to attract and retain deposits, the Company's ability to control costs, new accounting pronouncements, and changing regulatory requirements. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. This quarterly report also includes forward-looking statements about the consummation, anticipated timing, impact of and the actual exchange ratio of the pending merger with Banknorth Group, Inc. These forward-looking statements were based on information, plans and estimates at the date of this report and the Company does not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $5.0 million, or $0.73 per diluted share, for the quarter ended June 30, 2001 as compared to net income of $4.8 million, or $0.73 per diluted share, for the second quarter of 2000. The results for 2001 were positively impacted by the acquisition of Gloucester which was consummated on July 1, 2000.

Andover's second quarter results for 2001 were reduced by pre-tax merger expenses of $1.1 million related to the pending merger with Banknorth Group, Inc. ("Banknorth"). The Company also recorded a charge to earnings of $40,000 which is reflected as a reduction of mortgage banking income during the second quarter of 2001. This charge resulted from declining mortgage interest rates causing a reduction in the estimated fair value of the mortgage servicing rights. In the second quarter of 2000, a credit to earnings was recorded as a result of a reduction in the valuation account totaling $250,000.

Andover's annualized return on average assets totaled 1.13% for the second quarter of 2001 compared to 1.22% in the second quarter of 2000. The annualized return on average stockholders' equity decreased to 12.60% in the second quarter of 2001 from 14.60% in the second quarter of 2000. The operating return on average assets and average stockholders' equity totaled 1.34% and 14.97%, respectively, for the second quarter of 2001.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income totaled $15.8 million for the second quarter of 2001 as compared to $12.7 million for the same period in 2000. The 24.4% increase resulted primarily from a 12.2% increase in average earning assets as well as a higher net interest margin which was 3.70% in the second quarter of

2001 versus 3.35% in the second quarter of 2000. Growth in net interest and dividend income was enhanced in the second quarter of 2001 by the acquisition of Gloucester.

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

There was a provision for loan losses totaling $275,000 in the second quarter of 2001 and $400,000 in the comparable quarter in 2000. Management considered several factors in determining that a provision was needed in the second quarters of both 2001 and 2000. These factors include, without limitation, the level and mix of loan growth, the ratio of the allowance to total loans as well as charge-offs and recoveries. The slight increase in nonaccruing loans during the second quarter of 2001, particularly in commercial real estate loans, combined with net charge-offs of $45,000, contributed to the need for a loan loss provision in the current quarter. Taking all of the factors into consideration, management believes that the allowance for loan losses is adequate as of June 30, 2001.

NON-INTEREST INCOME. Net gains from sales of loans, investments and mortgage-backed securities held for sale and available for sale totaled $214,000 in the second quarter of 2001 as compared to net gains of $17,000 in the second quarter of 2000.

Mortgage banking income totaled $65,000 in the second quarter of 2001 versus mortgage banking income of $418,000 in the comparable quarter in 2000. The mortgage servicing assets are assessed for impairment on a quarterly basis. During the second quarter of 2001, mortgage interest rates declined, thereby decreasing the value of the servicing rights and resulting in the need for an addition to the valuation allowance in the amount of $40,000. The second quarter of 2000 was marked by a rise in mortgage interest rates, thereby increasing the value of servicing rights. This resulted in a credit to earnings due to a reduction in the valuation allowance of $250,000. It should be noted, however, that if mortgage interest rates decline from their current levels, it is possible that future provisions to the valuation allowance or servicing asset charge-offs may be necessary due to the mortgage prepayment risk inherent in the servicing portfolio. This mortgage prepayment risk is the result of loans repaying faster than expected, causing the fair value of the mortgage servicing asset to decline. Amortization expense totaled $626,000 and $628,000 respectively, for the quarters ended June 30, 2001 and 2000. Mortgage servicing asset charge-offs in the second quarter of 2001 were $60,000. There were no mortgage servicing asset charge-offs in the second quarter of 2000. Loans serviced for investors totaled $872.1 million and $954.2 million, respectively, at June 30, 2001 and 2000.

Other income totaled $1.4 million in the second quarter of 2001 as compared to $962,000 in the second quarter of 2000 primarily due to a rise in deposit fee income resulting from higher account levels.

NON-INTEREST EXPENSE. Non-interest expenses increased by $2.7 million, or 43.0%, to $8.9 million in the second quarter of 2001 from $6.2 million in the second quarter of 2000 as a result of operating a larger organization, as well as merger expenses relating to the Banknorth merger of $1.1 million pre-tax. The efficiency ratio (a ratio that measures operating expenses as a percentage of operating income) increased from 43.90% in the second quarter of 2000 to 51.33% in the comparable period of 2001. However, the operating efficiency ratio, which excludes the impact of the merger expenses, only increased to 45.24%. The increased costs were primarily due to higher general and administrative costs associated with operating GBT. The total operating expenses associated with GBT were approximately $740,000 in the second quarter of 2001.

Salaries and employee benefits, the largest component of non-interest expense, increased $788,000, or 24.1%, in the second quarter of 2001 to $4.1 million. This rise in expenses is due mainly to an increase in the number of employees from the GBT acquisition as well as staffing a new branch in Derry, New Hampshire. In addition, due to achieving certain profitability objectives in the second quarter of 2001, the Company accrued an additional $235,000 in discretionary incentive programs above the 2000 levels.

Office occupancy and equipment expenses rose from $810,000 in the second quarter of 2000 to $953,000 for the three months ended June 30, 2001 mainly due to the addition of Gloucester's two branches and remote ATM's and their related operating costs.

Data processing expenses increased from the second quarter of 2000 to the corresponding quarter in 2001 by 37.1% or $255,000, and totaled $942,000. This was primarily due to an increase in the number of loans and deposits serviced by the Banks as well as increased costs associated with alternative product delivery systems such as the internet, debit cards and automated services. As the size and complexity of the Company continues to increase, the information systems needed to support the Company will likely increase. The data processing expenses associated with GBT were approximately $155,000 in the second quarter of 2001.

Professional fees decreased $39,000 to $283,000 in the second quarter of 2001 from $322,000 in the second quarter of 2000 due to decreased consulting fees.

Marketing expenses decreased 30.7% to $194,000 for the second quarter of 2001 compared to 2000's second quarter due to decreased advertising in the newspapers as a result of the lower interest rate environment.

Merger costs totaled $1.1 million pre-tax in the second quarter of 2001 related to the pending merger with Banknorth. This included $500,000 of investment banker fees. The total fee payable to the investment bankers could be in excess of $3.0 million but is contingent upon consummation of the merger.

Amortization of goodwill amounted to $150,000 in the second quarter of 2001 resulting from the acquisition of Gloucester in 2000. This cost will continue to be incurred until the end of the current fiscal year. See "Recent Accounting Developments" for the changes in accounting for goodwill.

Other operating expenses increased $371,000 or 46.3% from the second quarter of 2000 to $1.2 million in the corresponding quarter in 2001 due to the continued growth of the Company which impacts office supplies, printing expense and other general administrative costs. Gloucester's operations represented approximately $100,000 of the other operating expenses increase. Lastly, charitable contributions increased an additional $100,000 in the second quarter of 2001.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $3.3 million for the second quarter of 2001. By comparison, income tax expense for the second quarter of 2000 totaled $2.8 million. The net effective tax rates for the second quarters of 2001 and 2000 were 39.7% and 36.5%, respectively. The higher tax rate in 2001 was partly due to the nondeductability of the goodwill amortization and a portion of the merger expenses.

FINANCIAL CONDITION

Total assets at June 30, 2001 amounted to $1,779.0 million, for a decline of $44.2 million or 2.4% from $1,823.2 million at December 31, 2000. The decrease from December 31, 2000 was mainly attributable to the decline in the investment portfolio resulting from maturities and redemptions of callable securities, which in turn, allowed the Company to reduce its borrowed funds.

LOANS. The following table shows the composition of the Company's loan portfolio at June 30, 2001 and December 31, 2000. The balances shown in the table are net of unadvanced funds and deferred loan origination fees and costs.

                                           6/30/01         12/31/00
                                         ----------       ----------
                                                (In thousands)
Real estate loans:
  Residential                            $  793,375       $  811,214
  Commercial                                296,809          284,419
  Construction and land                      76,954           89,922
                                         ----------       ----------
    Total real estate loans               1,167,138        1,185,555
                                         ----------       ----------
Consumer loans                               89,111           87,322
                                         ----------       ----------
Commercial loans:
  Commercial and lease loans                 51,643           47,828
  Lease financing                            31,551           35,476
                                         ----------       ----------
   Total commercial loans                    83,194           83,304
                                         ----------       ----------
     Total loans                         $1,339,443       $1,356,181
                                         ==========       ==========

Total loans decreased $16.7 million to $1,339.4 million at June 30, 2001. The modest decrease in loans experienced by the Company in the first six months of 2001 was due to the high level of refinancing activity experienced in 2001 compared to the first six months of 2000. This was the result of the long term interest rates dropping in the early part of 2001.

Originations of all loan types are sensitive to a variety of factors including, without limitation, the interest rate environment, the capacity for borrowing, real estate values, current and anticipated economic conditions, and the competitive landscape. Due to the favorable interest rate environment in the first six months of 2001, residential loan originations totaled $125.2 million as compared to $59.2 million during the first six months of 2000. Residential loan balances decreased by $17.8 million during the first six months of 2001 primarily due to securitization and sale of 15-year and 30-year fixed rate loans, regular amortization and loan prepayments.

Outstanding corporate loans, comprised of commercial real estate, commercial, construction and land loans and leases, totaled $457.0 million at June 30, 2001 versus $457.6 million at December 31, 2000. The balance of the corporate loan portfolio reflects the Company's efforts with respect to originations in this type of loan. However, the volumes of corporate loan originations are impacted by current real estate values, current and anticipated economic conditions and a customer's capacity for borrowing. Corporate loan originations totaled $79.8 million and $119.3 million, respectively, for the six months ended June 30, 2001 and 2000. The reduction over the prior year is primarily due to reduced demand. The loan balances outstanding do not reflect the full impact of the total origination volume due to loan prepayments and certain amounts that remain unadvanced as of June 30, 2001.

Consumer loan balances remained relatively stable at $89.1 million and $87.3 million at June 30, 2001 and 2000, respectively. Strong levels of home equity lines of credit activity accounted for the modest growth in the first half of 2001.

RISK ELEMENTS. The following table shows the composition of non-performing assets at June 30, 2001 and December 31, 2000:

                                          6/30/01      12/31/00
                                          -------      --------
                                          (Dollars in thousands)

Nonaccruing loans                         $2,044        $1,676
Other real estate owned                       30            30
                                          ------        ------
    Total non-performing assets           $2,074        $1,706
                                          ======        ======

Total non-performing assets as a
  percentage of total assets                0.12%         0.09%

At June 30, 2001, total impaired loans were $3.6 million. These loans did not require a related allowance at June 30, 2001. All of the $3.6 million in impaired loans have been measured using the fair value of the collateral method. During the six months ended June 30, 2001, the average recorded value of impaired loans was $3.0 million. At December 31, 2000, total impaired loans were $2.0 million.

As of June 30, 2001, the Company has been monitoring a lease financing transaction in the amount of $750,000 that has experienced difficulties in the textile manufacturing industry. At the end of the second quarter of 2001, this lease is included in the accruing loan portfolio, however, the borrower has communicated that it is experiencing payment difficulties. The Company will continue to assess whether the lease should be restructured or placed on nonaccrual status in the third quarter of 2001.

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

The following table shows the composition of nonaccruing loans at June 30, 2001 and December 31, 2000:

                                       6/30/01       12/31/00
                                       -------       --------
                                       (Dollars in thousands)

Residential real estate                $   514       $   342
Commercial real estate                   1,128           799
Construction and land                       --            --
Commercial and lease loans                 316           382
Lease financing                             36           100
Consumer                                    50            53
                                       -------       -------
  Total nonaccrual loans outstanding   $ 2,044       $ 1,676
                                       =======       =======

Allowance for loan losses              $15,310       $14,640
                                       =======       =======
Allowance for loan losses as a
 percentage of total loans                 1.1%          1.1%

RESTRUCTURED LOANS. A restructured loan is a loan in which management has modified the terms to provide a temporary reduction in the rate of interest below the prevailing market interest rates at the time of modification and, in most instances, an extension of payments of principal or interest or both due to the deterioration in the financial position of the borrower. Restructured loans are not returned to performing status until the obligation has performed for a reasonable period of time, its ultimate collectibility is no longer in doubt and the loan is at a market rate of interest. Restructured loans totaled $2.3 million at June 30, 2001. This loan was modified in the first quarter of 2001 and has been in full compliance with its modified terms. There were no restructured loans at December 31, 2000.

ALLOWANCE FOR LOAN LOSSES. The following table summarizes the activity in the Company's allowance for loan losses for the three months and six months ended June 30, 2001 and 2000:

                                           Three Months Ended          Six Months Ended
                                                June 30,                   June 30,
                                         ----------------------      ----------------------
                                           2001          2000          2001          2000
                                         --------      --------      --------      --------
                                                       (Dollars in thousands)

Balance at beginning of period           $ 15,080      $ 11,403      $ 14,640      $ 11,384
Provision for loan losses                     275           400           550           600

Charge-offs:
 Residential real estate                       --            (2)           --            (2)
 Commercial real estate                        --            --            --            --
 Construction and land                         --            --            --            --
 Commercial and lease loans                  (216)           --          (225)          (75)
 Lease financings                              --          (176)           --          (342)
 Consumer                                      (2)           --            (3)           (1)
                                         --------      --------      --------      --------
  Total charge-offs                          (218)         (178)         (228)         (420)
                                         --------      --------      --------      --------
Recoveries:
 Residential real estate                       30             4            36             8
 Commercial real estate                       110            14           228            48
 Construction and land                         --            --            --            --
 Commercial and lease loans                    26            86            75           105
 Lease financings                               3           187             4           187
 Consumer                                       4             1             5             5
                                         --------      --------      --------      --------
  Total recoveries                            173           292           348           353
                                         --------      --------      --------      --------
Net (charge-offs) recoveries                  (45)          114           120           (67)
                                         --------      --------      --------      --------
Balance at end of period                 $ 15,310      $ 11,917      $ 15,310      $ 11,917
                                         ========      ========      ========      ========

Ratio of annualized net
  (charge-offs) recoveries to average
  loans outstanding                         (0.01)%        0.04%         0.02%        (0.01)%


Management analyzes the adequacy of the allowance for loan losses on a quarterly basis. See "Results of Operations - Provision for Loan Losses".

INVESTMENTS. At June 30, 2001, the Company's total investment portfolio amounted to $308.7 million, a decrease of $58.2 million from December 31, 2000. The decrease in the first half of 2001 was due to a reduction in the balances held in federal funds, maturities and redemptions of investments both held for and available for sale totaling $25.8 million as well as sales of investments available for sale in the amount of $7.7 million.

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

The following table presents the composition and carrying values of the investment portfolio at June 30, 2001 and December 31, 2000:

                                                      6/30/01           12/31/00
                                                      --------          --------
                                                           (In thousands)

SHORT-TERM INVESTMENTS                                $  3,400          $ 29,300
                                                      ========          ========

INVESTMENTS AVAILABLE FOR SALE (AT MARKET):
Common stocks                                         $  4,371          $  3,494
                                                      --------          --------
U.S. government and federal agency obligations          60,457            73,691
Other bonds and obligations                            139,686           140,457
                                                      --------          --------
   Total bonds and obligations                         200,143           214,148
                                                      --------          --------
GNMA mortgage-backed securities                         25,796            29,387
FHLMC participation certificates                        14,392            18,366
FNMA pass-through certificates                          11,203            11,986
Collateralized mortgage obligations                     16,686            11,774
                                                      --------          --------
   Total mortgage-backed securities                     68,077            71,513
                                                      --------          --------
    Total investments available for sale              $272,591          $289,155
                                                      ========          ========

INVESTMENTS HELD TO MATURITY (AT AMORTIZED COST):
U.S. government and federal agency obligations        $    ---          $  8,500
Other bonds and obligations                              1,002             1,005
                                                      --------          --------
   Total bonds and obligations                           1,002             9,505
                                                      --------          --------
FNMA pass-through certificates                          13,779            17,917
FHLMC participation certificates                        10,666            12,207
GNMA mortgage-backed securities                          1,324             1,573
Collateralized mortgage obligations                      5,733             7,042
Other asset-backed securities                              250               289
                                                      --------          --------
   Total mortgage-backed securities                     31,752            39,028
                                                      --------          --------
    Total investments held to maturity                $ 32,754          $ 48,533
                                                      ========          ========
   Total investments                                  $308,745          $366,988
                                                      ========          ========

The following table shows the gross unrealized gains and losses by major categories of securities at June 30, 2001:

                                                      Unrealized    Unrealized
                                                        Gains         Losses
                                                      ----------    ----------
                                                            (In thousands)

INVESTMENTS AVAILABLE FOR SALE:
Common stocks                                          $ 1,571        $ ---
U.S. government and federal agency obligations           2,342          (30)
Other bonds and obligations                              4,059          (95)
Mortgage-backed securities                               1,702         (147)
                                                       -------        -----

    Total investments available for sale               $ 9,674        $(272)
                                                       =======        =====
INVESTMENTS HELD TO MATURITY:
Other bonds and obligations                            $    14        $ ---
Mortgage-backed securities                                 577          (24)
                                                       -------        -----
    Total investments held to maturity                 $   591        $ (24)
                                                       =======        =====

    Total unrealized gains and losses                  $10,265        $(296)
                                                       =======        =====

At June 30, 2001, the Company's net unrealized gain on investments available for sale amounted to $9.4 million, a fair value rise of $4.1 million from a $5.3 million net unrealized gain at December 31, 2000. At June 30, 2001, the Company's net unrealized gain on investments held to maturity totaled $567,000, for a fair value rise of $86,000 from $481,000 at December 31, 2000. The changes in the net unrealized gain on the total investment portfolio from year-end 2000 were primarily due to a decline in market interest rates during the first half of 2001, thereby causing the fair values to increase.

DEPOSITS AND BORROWED FUNDS. Total deposits increased $33.7 million to $1,254.9 million at June 30, 2001 from $1,221.2 million at December 31, 2000. Aided by the disruption caused by large bank acquisitions and divestitures as well as the declines in the stock market returns, the Company has been successful in attracting new deposit relationships. Included in the certificates of deposit shown below were $15.0 million and $45.0 million of brokered certificates of deposit at June 30, 2001 and December 31, 2000, respectively.

The following table shows the composition of the Company's deposits at June 30, 2001, and December 31, 2000:

                                      6/30/01           12/31/00
                                    ----------         ----------
                                            (In thousands)

Demand deposit accounts             $  164,069         $  145,660
NOW accounts                           178,598            151,168
Money market accounts                  111,651            107,814
Savings accounts                       266,305            246,812
Certificates of deposit                534,252            569,735
                                    ----------         ----------
     Total deposits                 $1,254,875         $1,221,189
                                    ==========         ==========


During the first six months of 2001, the Company decreased its borrowed funds position. Federal Home Loan Bank advances decreased $86.6 million from December 31, 2000 to $330.7 million at June 30, 2001. Other borrowings decreased modestly to $18.2 million at June 30, 2001. This net decline of $87.3 million was partially offset by the growth in total deposits reflected above. The change in the liability mix was a significant factor in the increased net interest margin for the first six months of 2001.

The following table shows the composition of the Company's borrowed funds at June 30, 2001 and December 31, 2000:

                                   6/30/01           12/31/00
                                  --------           --------
                                         (In thousands)

Cash management accounts          $ 18,236           $ 17,460
Federal funds purchased                 --              1,481
FHLB advances                      330,700            417,277
                                  --------           --------
                                  $348,936           $436,218
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

The Company's primary source of funds is dividends from its bank subsidiaries. The Banks paid dividends to the Company in the amount of $4.0 million in the first six months of 2001. The Company made payments of dividends to stockholders in the amount of $3.6 million in the first half of 2001. In July, 2001, the Company declared a dividend in the amount of $1.8 million, payable in the third quarter of 2001.

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

Cash flows used by operations increased $8.4 million to $9.4 million in the first six months of 2001, as compared to $985,000 in the corresponding period of 2000 primarily due to an increase in assets held for sale. Cash flows provided by investing activities increased by $177.5 million to $52.9 million for the six months ended June 30, 2001, as compared to cash flows used of $124.6 million during the equivalent period last year. This increase was mainly attributable to a decrease in loans and fewer purchases of investments available for sale. Cash flows used by financing activities increased $195.0 million for the six months ended June 30, 2001 to cash flows used of $56.7 million. This compares to cash flows provided by financing activities of $138.3 million in the equivalent period in 2000. The financing activity decline was primarily due to a reduction in FHLB advances combined with a smaller increase in deposits.

During fiscal year 2000, the Company repurchased 177,900 common shares in connection with its previously announced stock repurchase plan at a cost of $4.7 million. No shares were repurchased under the stock repurchase plan during the first half of 2001. Approximately 146,000 shares remain eligible for repurchase under the 5% program limitation however, due to the impending merger with Banknorth it is not anticipated that there will be further purchases under the stock repurchase plan.

At June 30, 2001, the Company had home equity, reserve credit and commercial unadvanced lines of credit totaling $133.0 million. Outstanding commitments to originate loans totaled $96.7 million. Unadvanced portions of construction and land loans amounted to $41.8 million. Standby letters of credit were $3.5 million. Loans sold with recourse totaled $771,000. Management believes that its sources of liquidity are sufficient to meet these commitments if and as called upon.

CAPITAL RESOURCES. The following table presents regulatory capital ratios under current regulatory and risk-based capital requirements as of June 30, 2001:

                               Regulatory     Andover      Andover  Gloucester Bank
                                Minimum     Bancorp, Inc.    Bank   & Trust Company
                               ----------   -------------  -------  ---------------
Tier 1 Leverage Capital Ratio      4.00%       8.39%         7.86%      7.83%
Risk Based Capital Ratio:
     Tier 1                        4.00       12.47         11.79      10.87
     Total                         8.00       13.72         13.01      12.12


As of June 30, 2001, the most recent notification from the FDIC categorized the Banks as well capitalized under the prompt corrective action provisions. Therefore, the Banks are entitled to pay the lowest deposit premium possible.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. The Banks' primary source of revenue is net interest income, which is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. The Company seeks to manage its exposure to interest rate risk or market risk, through active monitoring and management of its interest rate risk exposure, which is inherent in its lending and deposit taking activities. Andover's Asset/Liability Management Committee (ALCO), who reports its findings to the Board of Directors on a quarterly basis, establishes the policies and procedures for managing both on and off balance sheet activities.

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

RECENT ACCOUNTING DEVELOPMENTS. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new accounting standards for goodwill acquired in a business combination. Amortization of goodwill would not be allowed in any circumstance. The carrying amount of goodwill would be reduced only if found to be impaired or associated with assets to be sold or otherwise disposed of. Goodwill would also be subject to new impairment test rules. An impairment loss would be recognized if the implied fair value of the goodwill was deemed to be less than its carrying amount. SFAS 142 is effective for all fiscal years beginning after December 15, 2001 with early application for goodwill and other intangible assets acquired after June 30, 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                     --------------------------------------

RESULTS OF OPERATIONS

GENERAL. Net income amounted to $10.2 million, $1.47 per diluted share, for the six months ended June 30, 2001, as compared to net income of $9.3 million, $1.42 per diluted share, in the corresponding period of 2000.

The financial performance in the first six months of 2001 was positively impacted by an increase in the net interest and dividend income, offset by an increase in non-interest expenses. Andover's year-to-date results for 2001 were negatively impacted by pre-tax merger expenses of $1.1 million taken during the second quarter of 2001. In addition, a charge to earnings of $247,000 was recognized and is reflected as a reduction of mortgage banking income.

Andover's annualized return on average assets was 1.15% for the first six months of 2001 as compared to 1.22% in the first six months of 2000. The annualized return on average stockholders' equity decreased to 13.01% in the first six months of 2001 from 14.30% in the comparable period of 2000. The operating return on average assets and average stockholders' equity totaled 1.26% and 14.22%, respectively, for the first six months of 2001.

NET INTEREST AND DIVIDEND INCOME. Net interest and dividend income was $30.9 million for the six months of 2001, as compared to $25.2 million for the same period in 2000, an increase of 22.5%. The net yield on earning assets rose for the first six months of 2001 to 3.63% from 3.39% in 2000. This increase resulted from total earning assets increasing $218.8 million or 14.6% while interest bearing liabilities increased only $153.7 million or 11.7% for the first six months of 2001 over 2000's level, in part due to the acquisition of Gloucester. The Company was also aggressive in lowering its overall cost of funds, which in turn, allowed it to realize a higher net interest margin.

PROVISION FOR LOAN LOSSES. There was a provision for loan losses of $550,000 in the first six months of 2001 and $600,000 in the comparable period of 2000. Several factors were used to determine that a provision was necessary in 2001. Among them were the level of charge-offs and recoveries and the mix and level of loan growth. Nonaccruing loans increased by 22.0% during the first six months of 2001 while overdue loans increased significantly over the same period. In addition, net loan charge-offs totaled $67,000 in the first six months of 2000 as compared to net recoveries of $120,000 in the first six months of 2001.

NON-INTEREST INCOME. Andover recorded gains from sales of assets held for sale and investments available for sale totaling $387,000 and $24,000 in 2001 and 2000, respectively.

Mortgage banking losses totaled $47,000 during the first six months of 2001 as compared to income of $842,000 in the corresponding period of 2000. This was primarily due to provisions of $247,000 taken in the first six months of 2001. The first six months of 2000 realized partial reversals in the valuation allowance on mortgage servicing assets, resulting in an increase to income and totaled $500,000. Total amortization amounted to $1.3 million for the first six months of both 2001 and 2000. There were charge-offs on mortgage servicing assets in the first six months of 2001 totaling $115,000 versus no charge-offs for the six month period ending June 30, 2000.

Other income totaled $2.5 million and $1.8 million in the first six months of 2001 and 2000, respectively, primarily due to increased deposit fee income. The six months of 2001 includes a net loss of $79,000 from the sale of various equipment made obsolete in the consolidation of the data processing functions of Andover Bank and GBT.

NON-INTEREST EXPENSE. Non-interest expenses increased 32.3% to $16.7 million in the first six months of 2001 primarily due to an increase in salaries and employee benefits and the recording of merger expenses.

Salaries and benefits increased $1.3 million or 19.3% to $8.3 million as of June 30, 2001. The purchase of Gloucester contributed approximately $600,000 in increased salaries and benefits. In addition, increased costs incurred from staffing a new branch in Derry, New Hampshire, company-wide merit increases and enhanced benefit plans contributed to the increased costs in 2001.

Office occupancy and equipment increased 20.0% to $2.0 million in 2001 primarily resulting from the acquisition of Gloucester and the new branch opened in Derry, New Hampshire.

Data processing expenses increased 34.3% to $1.8 million resulting from the Company's deposit growth, the acquisition of Gloucester and increased expenses relating to the newer product delivery channels.

Professional fees increased 5.7% to $538,000 in 2001 from $509,000 in 2000 due to an increase in legal expenses.

Marketing expenses decreased 12.6% to $458,000 primarily due to decreased advertising for discretionary promotions and direct mail solicitations.

Merger costs of $1.1 million pre-tax were recorded and related to the previously announced merger with Banknorth.

Amortization of goodwill was $300,000 for the first six months of 2001 and resulted from the acquisition of Gloucester in the third quarter of 2000.

Other operating expenses increased 36.8% to $2.2 million primarily due to the acquisition of Gloucester as well as increased costs of running a larger, more geographically diverse company.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $6.4 million for the first six months of 2001 and $5.4 million for the first six months of 2000. This corresponds to an effective tax rate of 38.4% and 36.5% respectively, for the first six months of 2001 and 2000. The higher effective tax rate in 2001 was primarily due to the nondeductibility of the goodwill amortization and a portion of the merger expenses.

                           PART II - OTHER INFORMATION

                                                                         Page
                                                                         ----

ITEM 1    Legal Proceedings
              Not Applicable                                              --

ITEM 2    Changes in Securities and Use of Proceeds
              Not Applicable                                              --

ITEM 3    Defaults Upon Senior Securities
              Not Applicable                                              --

ITEM 4    Submission of Matters to a Vote of Security Holders
              Not applicable                                              --

ITEM 5    Other Information
              None                                                        --

ITEM 6    Exhibits and Reports on Form 8-K
          (a) Exhibits
              None

          (b) Reports on Form 8-K                                         --
              A Form 8-K was filed with the Securities and Exchange Commission on June 19, 2001. Information contained in the Form 8-K included the text of the Press Release issued by Andover Bancorp, Inc. on June 11, 2001 announcing the Agreement and Plan of Merger with Banknorth Group, Inc. dated as of June 11, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANDOVER BANCORP, INC.

August 10, 2001                               /s/ Gerald T. Mulligan
                                              ----------------------------
                                              Gerald T. Mulligan
                                              President and
                                              Chief Executive Officer

August 10, 2001                               /s/ Joseph F. Casey
                                              ----------------------------
                                              Joseph F. Casey
                                              Chief Financial Officer
                                              and Treasurer